Form 10-K405
period 1997-12-31
CONNING CORP
filed 1998-03-23
CIK 801051

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K


           [  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended:   December 31, 1997

         [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from           to

                        COMMISSION FILE NUMBER 0-23183

                             CONNING CORPORATION
            (Exact name of registrant as specified in its charter)

                    Missouri                           43-1719355
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)           Identification No.)

                              700 Market Street
                             St. Louis, MO 63101
            (Address and Zip Code of principal executive offices)

                                (314) 444-0498
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to
        Section 12(g) of the Act:                    Common Stock,
           (Title of Class)                    par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes   / X /                   No   /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of voting stock held by non-affiliates of the registrant as of March 9, 1998: $93,384,456

        Number of shares outstanding as of March 9, 1998:   13,250,000

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for its Annual Meeting of Stockholders presently scheduled for May 12, 1998 are incorporated by reference into Part III of this report.

                                  TABLE OF CONTENTS
ITEM 1.     BUSINESS                                                                     1

ITEM 2.     PROPERTIES                                                                  15

ITEM 3.     LEGAL PROCEEDINGS                                                           15

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                                     16

ITEM 4A.    EXECUTIVE OFFICERS OF REGISTRANT                                            17

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS       19

ITEM 6.     SELECTED FINANCIAL DATA                                                     22

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                                         24

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  33

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                 33

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                                      56

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANT                                                                  57

ITEM 11.    EXECUTIVE COMPENSATION                                                      57

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT              57

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                              57

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K             57

                                   PART I

ITEM 1.   BUSINESS

General Overview

      Conning Corporation (the "Company" or "Conning") is an asset management company providing services to the insurance industry and is also a provider of insurance research. The Company is the successor to the businesses conducted by Conning, Inc. and its operating subsidiary, Conning & Company (collectively, "Conning, Inc."), and Conning Asset Management Company, formerly known as General American Investment Management Company ("GAIMCO"), pursuant to a merger (the "Strategic Merger") effected in August 1995. Prior to the Strategic Merger, Conning, Inc. and GAIMCO were unrelated business entities. Conning, Inc. was an 85-year old Hartford, Connecticut based insurance specialty asset management firm which provided asset management services and research to the insurance industry. GAIMCO was a registered investment adviser which provided investment advisory services primarily to its parent, General American Life Insurance Company ("General American"), and its affiliates. The parties effected the Strategic Merger in order to combine complementary businesses, each with specialties in the insurance industry, to build a platform from which to leverage additional growth.
Other than historical financial statements and data, information herein concerning the Company regarding periods prior to the date of the Strategic Merger, including without limitation with respect to assets under management and private equity funds, includes the Company and its predecessors unless the context indicates otherwise. In December 1997, the Company completed an initial public offering of 2,875,000 shares of the Company's common stock, par value $.01 per share, all of which were sold by the Company. The Company received approximately $34.6 million in net proceeds (after deducting issuance costs) from the stock sale.

      The Company is a holding company that conducts its business through three subsidiaries: (i) Conning, Inc. is a wholly-owned subsidiary of the Company and serves as an intermediate holding company; (ii) Conning & Company is a wholly-owned subsidiary of Conning, Inc. and is a registered investment adviser and broker-dealer; and (iii) Conning Asset Management Company is a wholly-owned subsidiary of Conning & Company and is a registered investment adviser. Throughout this report, the terms "Company" and "Conning" refer to Conning Corporation and its subsidiaries.

      The Company's business is asset management for insurance companies, which is supplemented by its in-depth research focused on the insurance industry. As of December 31, 1997, the Company had approximately $26.0 billion of assets under discretionary management and, in total, provided services with respect to approximately $80.1 billion of assets primarily for insurance company clients. In 1997, the Company had revenues of approximately $66.6 million and net earnings of approximately $8.9 million.

Asset Management

      The Company's asset management services consist of three components: (i) discretionary asset management services, (ii) investment advisory services and (iii) investment accounting & reporting services. In connection with its discretionary asset management services, the Company originates and services commercial mortgages and manages investments in real estate assets. The Company also sponsors and manages private equity funds investing in insurance and insurance-related companies.

      As of December 31, 1997, the Company provided services with respect to approximately $80.1 billion in assets, of which approximately (i) $26.0 billion represented assets under discretionary management, (ii) $21.3 billion represented assets serviced under investment advisory agreements and (iii) $32.8 billion represented assets receiving investment accounting and reporting services on a stand-alone basis. This array of services allows the Company to provide a fully integrated product offering, with some clients utilizing all of the asset management services the Company offers, and others utilizing only selected services. Assets serviced by the Company have increased at a compound annual rate of approximately 38% from December 31, 1992 to December 31, 1997, as shown in the following table:

                                                    ASSETS SERVICED BY THE COMPANY <F1>
                                                               (IN BILLIONS)

                                                             AS OF DECEMBER 31,
                                   ---------------------------------------------------------------------
                                     1997        1996        1995        1994        1993        1992
Assets under discretionary
  management
  Unaffiliated                       $11.8       $10.1       $ 8.9       $ 6.6       $ 5.8       $ 4.9
  Affiliated                          14.2        10.6         8.7         6.9         6.3         5.6
                                   ---------------------------------------------------------------------
       Total                          26.0        20.7        17.6        13.5        12.1        10.5
Investment advisory                   21.3        20.8        15.9        14.7        14.7         5.3
Investment accounting and
  reporting                           32.8        11.7         6.7         2.8         2.5         ---
                                   ---------------------------------------------------------------------
      Total                          $80.1       $53.2       $40.2       $31.0       $29.3       $15.8
                                   ---------------------------------------------------------------------

<F1>  Since January 1, 1995, the assets of the general account of General
      American have been under contract with GAIMCO (now known as Conning Asset Management Company). General account assets prior to January 1, 1995 were managed by the investment division of General American, a predecessor of GAIMCO, and are included in assets under management for years prior to 1995. Data for 1995 and prior periods are presented on a pro forma basis to include both Conning and GAIMCO assets under management.

      Discretionary Asset Management and Investment Advisory Services. The Company's assets under discretionary management have increased at a compound annual rate of approximately 20% from December 31, 1992 to December 31, 1997, with assets of General American-related (affiliated) accounts increasing approximately 20% and assets of other clients (unaffiliated) increasing approximately 19% over the period. During 1997, assets under discretionary management of the Company increased by approximately 26%. The Company's insurance asset management services are designed to optimize investment returns for clients within the constraints imposed by insurance regulatory, accounting, tax and asset/liability management considerations. The Company utilizes a team-based, client-oriented approach, drawing upon a variety of insurance specialists, including researchers, actuaries and investment, financial and tax professionals, with specific industry expertise, investment class knowledge, insurance product knowledge, risk analysis, portfolio management and client relationship skills. The Company supports a variety of asset classes, as shown in the following table:

                    Assets Under Discretionary Management
                                (in billions)
                                                         As of
                    Asset Classes                  December 31, 1997
            Corporate Bonds                              $ 7.9
            Asset-backed securities                        5.6
            Mortgage loans                                 2.3
            Municipal bonds                                2.4
            Government bonds                               1.7
            Private placements                             2.2
            Indexed equity                                 1.4
            Short-term obligations                         1.1
            Equity                                         1.2
            Real estate                                    0.2
                                                         -----
                Total                                    $26.0
                                                         =====

      The Company works with each client individually to conduct an in-depth analysis of its insurance operations and investment objectives. This broad strategic approach is designed to address each client's core needs to model asset and liability durations and manage risk and maximize returns. In particular, the Company analyzes the client's strategic objectives, operational forecasts, business needs, cash flows, regulatory and rating agency concerns, and accounting and tax issues. The Company utilizes a "top down" investment methodology, beginning with an analysis of macro-economic and capital market conditions. Additionally, the Company considers the client's current portfolio characteristics, management's risk tolerance, investment guidelines, performance benchmarks and desired asset allocation. The Company undertakes quantitative analyses, including (i) asset/liability analyses, (ii) analyses of cash flows, interest rate risk and surplus adequacy, (iii) peer group comparisons and (iv) asset allocation modeling. The Company also utilizes its insurance related research products, including property/casualty and life/health profitability models, a loss ratio and loss reserve analysis service, and a tax optimization model.

      The Company assists its clients in the development of new insurance products by advising them as to investment strategies required to meet the profitability goals set for such products. The Company is integral to the product management, administration and distribution of one of General American's stable value insurance products.

      The Company also serves as the investment adviser to several registered investment companies and unit investment trusts sponsored by General American. Investment advisory agreements with registered investment companies and unit investment trusts may be terminated at any time by the entity upon specified notice, terminate automatically in the event of their assignment, and are subject to annual renewal by the board of the entity.

      The Company also provides stand-alone investment advisory services to clients who are seeking only business analysis and asset allocation or diversification advice. Such advice typically includes a review of the portfolio from the standpoint of liability structure, capital adequacy, return on equity, asset allocation, regulatory and rating agency implications, and income and cash flow requirements. As of December 31, 1997, the Company had approximately $21.3 billion in assets under investment advisory contracts on a stand-alone basis.

      The Company's asset management accounts are each managed pursuant to a written investment management agreement with the client. Such agreements are terminable upon relatively short notice (typically 30 to 90 days) by either party. In providing discretionary asset management services, the Company generally is compensated on the basis of fees calculated as a percentage of assets under management. Fees generally are billed and are payable quarterly and typically are calculated on the asset value of an account at the beginning or end of a quarter. The fee schedules typically provide lower incremental fees above certain levels of managed assets. The Company's investment advisory accounts are managed pursuant to a written agreement for a specified term, generally one to three years, pursuant to which the Company generally receives a fixed periodic fee.

      Mortgage Origination and Service of Real Estate. As of December 31, 1997, the Company managed approximately $2.3 billion in commercial mortgage loans and approximately $200 million in investment real estate. The Company has originated more than $2.3 billion of mortgage loans for its clients since January 1, 1994, most of which were on behalf of General American and its affiliates. During 1997, the Company originated approximately $620 million
of new mortgage loans.   In addition, the Company is developing opportunities
for placements for other insurance company clients and pension funds. The Company believes it has the capacity, under favorable market conditions, to generate approximately $900 million in commercial mortgage loans annually.

      The Company has traditionally focused on originating commercial mortgage loans generally ranging in size from $2 million to $15 million, with varying maturities of five to twenty years, secured by office, industrial, retail or multi-family properties. The Company also provides development, advisory and management services with respect to real estate investment properties. The Company originates, actively monitors and manages its commercial mortgage loan and real estate portfolios through its St. Louis home office location and eleven field offices located in Arizona, California (2), Colorado (2), Florida, Georgia, Illinois, Missouri, Texas and Washington, D.C. The Company performs a full array of mortgage loan origination and portfolio management services including lease analysis, property valuation, economic and financial reviews, tenant analysis and oversight of default and bankruptcy proceedings. All properties are inspected each year and evaluated periodically based on internal quality ratings for purposes of loan loss reserve and internal management.

      The Company also provides ongoing servicing, generally as part of an integrated mortgage loan origination program and in several cases on a stand-alone basis. As of December 31, 1997, the Company provided mortgage loan servicing for approximately $2.8 billion of mortgage loans, primarily for General American and its affiliates. Of this amount, approximately $0.5 billion was serviced on a stand-alone basis. The Company is rated as an acceptable master servicer and an average special servicer for purposes of servicing securitized loan portfolios by Fitch Investors Service, L.P. and has received an average ranking as a commercial loan servicer by Standard & Poor's. The Company also provides a wide range of mortgage loan and real estate accounting services, including reconciliation reports, mortgage loan and real estate reporting for regulatory agencies, management and outside clients, and tax analysis and support. See "--Investment Accounting and Reporting." The Company established a relationship with an investment banking firm to originate mortgage loans. In 1995 the Company originated loans in the amount of approximately $172 million for a securitized offering by such investment banking firm, and the Company retained the master servicing of the entire loan portfolio totaling approximately $278 million. During 1997, the Company originated approximately $200 million of mortgage loans for such firm. Additionally, the Company is expanding efforts to market its mortgage loan origination and servicing and accounting capabilities to other life insurance companies.

      The Company generally receives a fee associated with loan origination, which is usually approximately 1% of the loan balance. The Company also receives ongoing servicing fees and management fees with respect to mortgage loans in portfolios managed by the Company.

      Private Placement Investing. As of December 31, 1997, the Company managed approximately $2.2 billion in private placement securities, most of which were purchased on behalf of General American and its affiliates. Private placement securities are acquired pursuant to negotiated transactions between investors and issuers pursuant to exemptions from registration with the SEC. While less liquid than public securities, private placements often contain investment characteristics favorable to investors such as more stringent financial covenants, prepayment protection, collateral or higher yields than similar public securities. The Company purchases both fixed and floating rate, U.S. dollar denominated private securities on behalf of its client accounts, primarily of investment grade quality and primarily according to a "buy and hold" strategy. Such an investment in a private placement is generally between $5 million and $15 million.

      The Company conducts in-depth reviews of each private placement security's credit, structure, terms and proposed pricing prior to making a commitment to purchase a private placement on behalf of a client. The Company considers credit analysis to be critical to its success in private placement investing and such credit analysis consists of an evaluation of all aspects of a borrowing, including analysis of financial statements and ratios, cash flow, industry and competitive position, operating trends and any collateral securing the loan.

      Investment Accounting and Reporting. As of December 31, 1997, the Company's investment accounting and reporting services provided stand-alone investment accounting for approximately $32.8 billion in assets. All $80.1 billion in assets serviced by the Company are supported by the Company's investment accounting and reporting system. The Company's investment accounting and reporting services include management and regulatory reporting on invested assets, operating income and capital gains and losses. These services have been designed to address the needs of clients for timely and accurate reporting for management purposes, as well as the increased information required in filings with state and federal regulatory authorities regarding assets and liabilities as well as risk-based capital allocations, including Schedules B and D of the standard insurance industry annual statutory financial report.

      The Company's accounting and reporting system utilizes the Complete Asset Management, Reporting and Accounting software system (known as CAMRA(TM)) and the Fully Integrated Loan Management Information Software System (known as FILMS(TM)) under a software license agreement with SS&C Technologies, Inc. ("SS&C"), effective as of January 27, 1996 (the "License Agreement"). SS&C represents that it is the owner of the trademarks CAMRA(TM) and FILMS(TM). In connection with insurance investment accounting, the Company obtains pertinent client information through frequent and ongoing contact with the client, portfolio manager, brokers and custodians, in addition to standard industry sources. The Company utilizes detailed portfolio information as the foundation for asset allocation and portfolio management as well as to support its clients' operational and information needs. By utilizing CAMRA(TM), the Company is able to provide a number of services, such as: (i) portfolio management and market analyses, including a comprehensive securities database supporting on-line daily, monthly, quarterly and on-demand calculation of a range of information, including book and market value, yields, duration, average life and various user-selected scenarios; (ii) comprehensive accounting and reporting capabilities, including four accounting bases--GAAP, statutory, management and tax--exporting data directly to spreadsheets, word processors and databases for ease of delivery and presentation; (iii) multi-currency processing, calculating transaction and translation values in accordance with applicable accounting and insurance industry rules; and (iv) regulatory compliance, providing performance measurement calculations. The Company utilizes FILMS(TM) to enable its mortgage professionals to process, analyze and report on a comprehensive basis information regarding their loan portfolios. CAMRA(TM) and FILMS(TM) allow for detailed and timely reporting to the Company's clients, providing them with valuable management tools. Such reporting is an integral component of the Company's focus on client service.

      Under the License Agreement, the Company has a perpetual non-exclusive license to use, maintain and modify its investment accounting and reporting software, including both CAMRA(TM) and FILMS(TM), in both source code and object code (the "Software"). The License Agreement permits the Software to be used by the Company and General American and its subsidiaries for accounting, reporting and similar purposes in the asset management business and for outsourcing to customers in the insurance industry.

      Investment accounting and reporting services are typically provided in conjunction with insurance asset management services and are therefore subject to the terms of an overall management agreement. In a number of cases, however, clients have retained the Company to provide such services on a stand-alone basis. In those cases, the services are subject to the terms of a separate agreement and the Company is generally compensated on the basis of fees calculated as a percentage of assets serviced.

      Private Equity Funds. The Company facilitates the provision of private equity capital to the insurance and insurance-related industries. Since 1985, the Company has organized five funds that have raised approximately $435 million in committed capital. The private equity funds have invested more than $200 million of these proceeds in 40 companies which constitute the investment portfolios of these funds. In most cases, these invested proceeds serve to provide a portion of additional equity-based financing or to partially capitalize a new company. The Company or a subsidiary acts as the general partner of the funds and maintains a 1% general partner capital interest. The Company may also invest as a limited partner in future funds it may organize.

      Management believes that limited partners invest in the Company's private equity funds to obtain the opportunity for potential private equity returns on investments in insurance or insurance-related enterprises. Investors also receive exposure to new business strategies and entrepreneurial developments in the insurance industry. More than 70 limited partners have invested in the Company's private equity funds since 1985, including financial companies, banks, pension funds and some of the largest insurance companies in the world. A number of limited partners have invested in multiple private equity funds over time.

      The following table shows the average private equity committed capital over the past six years.

                                   PRIVATE EQUITY COMMITTED CAPITAL
                                            (IN MILLIONS)
                                                    AVERAGE COMMITTED CAPITAL
                             ---------------------------------------------------------------------
                               1997        1996        1995        1994        1993        1992
Fund I                        $  ---      $  7.7      $ 18.9      $ 28.4      $ 42.4      $ 50.5
Fund II                         67.6        67.7        67.7        67.7        67.7        67.7
Fund III                        56.6        56.6        56.6        50.1        21.8         ---
Fund IV                         40.4        39.8        18.7         ---         ---         ---
Fund V                         112.5         ---         ---         ---         ---         ---
                              ------      ------      ------      ------      ------      ------
Total                         $277.1      $170.9      $161.9      $146.2      $131.9      $118.2
                              ------      ------      ------      ------      ------      ------

      These funds have invested in a wide range of insurance, healthcare and insurance service company segments, including specialty property-casualty, life, health, managed care, agency, software, and service companies. The portfolio companies have been in various stages of development, including start-ups, expansion rounds, buy-outs and recapitalizations.

      The Company seeks to develop a working relationship with senior management of the portfolio companies to jointly maximize shareholder value. An employee of the Company generally serves as a representative on the board of directors of the portfolio companies. By providing guidance through board of director participation, the Company seeks to assist senior management in developing business strategies, raising capital in the public and private markets and acquiring new or complementary businesses. Investors in the funds have become co-investors, joint venture partners, reinsurers or customers to over half of the funds' portfolio companies.

      Subject to the ability to raise capital, the Company currently plans to maintain several funds at any point in time, reflecting the approximate ten year life cycle of the funds. The objective of the funds is to liquidate their investments through public offerings, sale of the portfolio company or the fund's investment, redemption or otherwise. Since inception, approximately 16 portfolio companies have emerged as public entities. The Company receives annual management fees from the private equity funds of approximately 2% of committed funds and a specified interest in the cumulative net profit. Certain of the Company's professionals share in the Company's share of any profit participation.

Insurance Research

      The Company publishes in-depth insurance industry research covering major insurance industry trends, products, markets and business segments.
The Company also publishes stock research on a broad group of publicly-traded insurance companies for some of the largest U.S. institutional money managers as well as pension funds, banks, mutual funds, and insurance companies. The Company's in-depth insurance industry research has been targeted to senior executives in the insurance industry for more than 20 years, and its Strategic Studies Series is subscribed to by 44 of the 50 largest U.S. property-casualty insurance companies and 42 of the 50 largest U.S. life-health insurance companies (based on 1996 premiums as reported by OneSource Information Services, Inc. as provided to it by third parties).

      Additionally, the Company from time to time participates in the underwriting of public offerings of equity securities for insurance and insurance-related companies. Since 1993, the Company has participated in syndicates for more than 120 insurance-related underwritings for both initial and follow-on public offerings.

       Payment for the Company's research services is primarily in the form of commissions derived from securities transactions effected by the Company and, to a lesser extent, subscription fees for research publications. A negotiated commission is received on each listed equity transaction, and total commission revenues depend on the value that clients place on the research services the Company provides. In addition, the research services revenues received by the Company reflect underwriting fees with participation in public offerings of insurance and insurance-related companies.

Accounting, Administration and Operations

      The Company's accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, the Company's management information and telecommunications systems, and the processing of the Company's securities transactions. General American provides certain of these functions pursuant to an Administrative Services Agreement. The Company contracts with outside services for securities pricing information in connection with its asset management and investment accounting and reporting services. See "Risk Factors and Cautionary Statements - Risk of Systems Failure; Dependence on Vendors," in Item 7.


Competition

      All of the Company's businesses are conducted in highly competitive markets. The Company competes with a large number of other asset management firms as well as broker-dealers, insurance companies, commercial banks and others in the business, many of which are larger and have greater resources than the Company. Conning Asset Management Company competes for assets under discretionary management with a large number of specialty and diversified investment advisory firms and divisions, including internal investment divisions of insurance companies, many of which are larger and have access to greater resources than the Company. The intensity of competition could increase if the rate of growth in insurance company assets managed externally were to decline. The asset management industry is characterized by relatively low cost of entry, and new investment advisory entities may be formed which may compete with the Company. The Company's focus on the insurance industry makes it particularly subject to direct competition from firms or divisions which specialize in providing services to the insurance industry. Additionally, other insurance companies may determine to spin out their investment management divisions, which might then become significant competitors. The Company believes that the most important factors affecting competition for investment management clients are the knowledge and reputations of investment managers, customer service, performance records and pricing policies.

      The Company's mortgage origination and servicing business faces competition from local and national mortgage brokerage firms, other direct institutional lenders and services, lending programs from investment banking firms and other financial institutions, many of whom are larger and have access to greater resources than the Company. The Company believes that the most important factors affecting competition for the origination of commercial mortgage loans are price, loan quality and service. For most customers, the Company's investment accounting and reporting services face competition from certain other asset management firms as well as software companies, including SS&C. The Company believes the most important factors affecting competition for investment accounting and reporting services are the quality and performance of the Company's software and service, and to a lesser extent price. The Company's private equity business faces competition for raising capital and making equity investments from securities firms, venture capitalists, commercial banks, investment banks and insurance companies, many of whom are larger and have access to greater resources than the Company. The Company believes that the most important factors affecting competition for the sponsorship and management of such funds are performance records and the reputations and expertise of sponsors. The Company's insurance research business faces competition from traditional securities firms and investment banks in providing research on publicly-traded insurance industry related companies and research on the insurance industry. The Company believes that the most important factors affecting competition are the quality and number of the insurance research professionals, the breadth of coverage and the number of topics covered.

      There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect the Company's business, financial condition, results of operations and business prospects.

Regulation

      The Company's business and the investment management industry in general are subject to extensive regulation in the United States at both the federal and state level, as well as by self-regulatory organizations ("SROs"), such as the National Association of Securities Dealers, Inc. (the "NASD"). A number of federal regulatory agencies are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The Securities and Exchange Commission (the "SEC") is the federal agency that is primarily responsible for the regulation of investment advisers and broker-dealers doing business in the United States, and the Board of Governors of the Federal Reserve System promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other United States institutions. Investment advisers and broker-dealers are also subject to registration and regulation by state securities regulators in states in which they conduct business. Industry SROs, each of which has authority over the firms that are its members, include the NASD and national securities exchanges.

      Conning & Company and Conning Asset Management Company are registered as investment advisers with the SEC. As an investment adviser, each is subject to the requirements of the Investment Advisers Act of 1940, as amended (the "Advisers Act") and the SEC's regulations thereunder. They, and their employees engaged in advisory services, are also subject to certain state securities laws and regulations, and to certain state laws regarding fiduciaries. Federal and state regulations provide, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, requirements as to fees paid to solicitors, restrictions on commission and fee arrangements with broker-dealers, and advertising restrictions, as well as general anti-fraud prohibitions. The state securities law requirements applicable to employees of investment advisers include certain qualification requirements as to advisory employees. In addition, Conning Asset Management Company, as investment adviser to two mutual funds registered under the Investment
Company Act of 1940, as amended (the "Investment Company Act"), is subject to requirements under the Investment Company Act and the SEC's regulations thereunder. The Company's mortgage origination and servicing activities are subject to the licensing requirements of certain states. Such requirements include, among other things, record-keeping and reporting requirements, procedures for handling funds, and requirements that certain employees obtain and maintain appropriate licenses.

      In connection with the Company's private equity activities, Conning & Company, its affiliates and the private equity funds which they manage are relying on exemptions from registration under the Investment Company Act, the Securities Act of 1933, as amended and state securities laws. Failure to meet the requirements of any such exemptions could have a material adverse effect on the Company, its affiliates and the private equity funds they manage, including, without limitation, with respect to the manner in which they carry out their investment activities and on the compensation received by Conning & Company and its affiliates from the private equity funds.

      Conning & Company is registered as a broker-dealer with the SEC and in Connecticut, New York and Texas, and is a member of, and subject to regulation by, the NASD.

      As a result of federal and state broker-dealer registration and SRO memberships, Conning & Company is subject to overlapping schemes of regulation which cover many aspects of its securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers' funds and securities, record keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent the improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including in some instances "suitability" determinations as to certain customer transactions, limitations in the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

      Conning Asset Management Company is a fiduciary under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Internal Revenue Code of 1986, as amended (the "Code"), and regulations thereunder with respect to the investments of its discretionary asset management clients which are employee benefit plans subject to ERISA and with respect to the investments of portfolios managed by the Company that contain assets of plans subject to ERISA. ERISA and the Code impose certain duties on persons who are fiduciaries of a plan and prohibit certain transactions involving the assets of a plan and its fiduciaries or other interested parties. Under ERISA and the Code, any person who exercises any authority or control over the management or disposition of the assets of a plan is generally considered to be a fiduciary of the plan. Under ERISA or the Code, in situations where the Company and its affiliates are providing investment management or other services to a plan, (i) the Company's actions would be governed by prudence and other fiduciary responsibility standards and (ii) certain transactions in which the Company might seek to engage could constitute "prohibited transactions." If a prohibited transaction occurs for which no exemption is available, the Company and any other party in interest that has engaged in the prohibited transaction could be required, among other things, (i) to restore to the plan any profit realized on the transaction, (ii) to reimburse the plan for any losses suffered as a result of the transaction, (iii) to pay an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and (iv) unless the transaction is corrected within statutorily required periods, to pay an additional tax equal to 100% of the amount involved in the transaction. Plan fiduciaries who participate in transactions with the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of an investment or as co-fiduciaries for actions taken by or on behalf of the plan by the Company.

      Compliance with many of the regulations applicable to the Company involves a number of risks, particularly because applicable regulations in a number of areas, such as those governing affiliated transactions involving clients, may be subject to varying interpretation. Regulators make periodic examinations and review annual, monthly and other reports on the Company's operations and financial condition. In the event of a violation of or non-compliance with any applicable law or regulation, governmental regulators and SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), criminal penalties, the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of the broker-dealer's or investment adviser's officers or employees, the removal of the Company from its role as a fiduciary with respect to the investments of assets subject to ERISA and other adverse consequences. The Company has not experienced any such penalties to date. Such violations or non-compliance could also subject the Company, and/or its employees to civil actions by private persons. As an underwriter from time to time, Conning & Company is exposed to liability under federal and state securities laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. Any governmental, SRO or private proceeding alleging violation of or non-compliance with laws or regulations could have a material adverse effect upon the Company's business, financial condition, results of operations and business prospects.

      The regulatory environment in which the Company operates is subject to change. The Company may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other United States, state or foreign governmental regulatory authorities or SROs. The Company also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and SROs. The Company's businesses may be materially affected not only by securities regulations but also by regulations of general application. For example, the volume of the Company's principal investment advisory businesses in a given time period could be affected by, among other things, existing and proposed tax legislation and other governmental regulations and policies (including the interest rate policies of the Federal Reserve Board) and changes in the interpretation or enforcement of existing laws and rules that affect the business and financial communities. The level of business and financing activity in the insurance industry can be affected not only by such legislation or regulations of general applicability, but also by industry-specific legislation or regulations.

      Under the Advisers Act, every investment advisory agreement must expressly provide that the agreement may not be assigned by the investment adviser without the consent of the client. Under the Investment Company Act, every investment adviser's agreement with a registered investment company must provide for the agreement's automatic termination on the event of its assignment. Under both Acts, an investment advisory agreement is deemed to have been assigned when there is a direct or indirect transfer of the agreement, including a direct assignment or a transfer of a "controlling block" of the firm's voting securities or, under certain circumstances, upon the transfer of a "controlling block" of the voting securities of its parent corporation. A transaction is not, however, an assignment under the Advisers Act or the Investment Company Act if it does not result in a change of actual control or management of the investment adviser. Any assignment of the Company's investment advisory agreements would require, as to any registered investment company client, the prior approval by a majority of its shareholders, and as to the Company's other clients, the prior consent of such clients to such assignments. Sales by General American or other shareholders or issuances of Common Stock by the Company, among other things, could result in a deemed assignment of the Company's investment advisory agreements under such statutes. The Company's Restated Articles of Incorporation provide that no person or group deemed to be a beneficial owner (as defined therein) of the Common Stock may vote more than 20% of the total number of shares of Common Stock outstanding. These provisions of the Articles do not apply to General American Mutual Holding Company, General American, General American Holding Company or their subsidiaries or affiliates, direct or indirect subsidiaries of the Company and certain employee plans established or to be established by the Company. The Company's Board of Directors may approve the exemption of other persons or groups from the provisions described above. While this voting limitation is in place to reduce the likelihood, under certain circumstances, of inadvertent terminations of the Company's advisory agreements as a result of "assignments" of such contracts, there can be no guarantee that this limitation will prevent such a termination from occurring. In addition, such limitation could be deemed to have an anti-takeover effect and to make changes in management more difficult.

      The officers, directors and employees of the Company's investment management subsidiaries may from time to time own securities which are also owned by one or more of their clients. Each subsidiary has internal policies with respect to individual investments and requires reporting of securities transactions and restricts certain transactions so as to reduce the possibility of conflicts of interest.


Net Capital Requirements

      As a broker-dealer registered with the SEC and various states and a member firm of the NASD, Conning & Company is subject to the capital requirements of the SEC, the states, and the NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that such firm is required to maintain and also limit the amount of leverage that such firm is able to obtain in its respective business. A failure of a broker-dealer to maintain its minimum required capital would require it to cease executing customer transactions until it returned to capital compliance, and could cause it to lose its membership on an exchange, or in an SRO, to lose its registration with the SEC or a state, or require its liquidation. Further, the decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer. For example, the SEC's capital regulations prohibit payment of dividends, redemption of stock and the prepayment of subordinated indebtedness if a broker-dealer's net capital thereafter would be less than 5% of aggregate debit items. These regulations also prohibit principal payments in respect of subordinated indebtedness if a broker-dealer's net capital thereafter would be less than 5% of aggregate debit items.

      Compliance with regulatory capital requirements could limit the operations of Conning & Company or Conning Asset Management Company that require the intensive use of capital, such as underwriting and trading activities, and financing of customer account balances, and also could restrict the Company's ability to withdraw capital from Conning & Company and Conning Asset Management Company, which in turn could limit its ability to pay dividends, repay debt and redeem or purchase shares of its outstanding capital stock.

      At December 31, 1997, Conning & Company was required to maintain minimum net capital, in accordance with SEC rules, of approximately $630,000 and had total net capital of approximately $4.7 million, or approximately $4.1 million in excess of the amount required.


Employees

      As of January 31, 1998, the Company employed approximately 280 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.   PROPERTIES

      The Company's headquarters and certain of its executive offices are located in an approximately 25,000 square foot office space located at 700 Market Street, St. Louis, Missouri 63101 pursuant to a lease from General American. The Company also maintains executive offices in a 49,500 square foot office space located at 185 Asylum Street, Hartford, Connecticut pursuant to a lease expiring in 2005 with annual base rental expense of approximately $1.0 million until 1999 and a base rental expense of approximately $1.2 million from 1999 until 2004, subject to increases for taxes, insurance and operating expenses. The Company also leases from third parties, or subleases from General American, each of eleven other office sites for its various mortgage loan and real estate offices located in Arizona, California (2), Colorado (2), Florida, Georgia, Illinois, Missouri, Texas and Washington, D.C.

      The Company's principal offices in St. Louis and all but one of the remote office spaces described above are rented pursuant to written leases and a sublease between the Company and General American. The terms of such leases and the sublease (collectively, the "Leases"), were designed to approximate the cost to General American of owning or leasing such spaces.

ITEM 3.   LEGAL PROCEEDINGS

      On November 14, 1994, the Insurance Commissioner of the Commonwealth of Pennsylvania, in its capacity as statutory liquidator of Rockwood Insurance Company ("Rockwood"), initiated an action in the Commonwealth Court of Pennsylvania against Conning & Company and certain of the officers of Conning & Company styled Maleski v. Conning & Company, et al., No. 94-7507 (subsequently amended to Linda S. Kaiser v. Conning). The action arises out of the Commissioner's previous retention of Conning & Company as placement agent for the sale of one of Rockwood's subsidiaries. The complaint alleges breach of fiduciary duty, breach of contract, professional negligence, bad faith and conspiracy, and seeks compensatory damages for approximately $6.5 million and unspecified punitive damages, costs and interest. Conning & Company is defending the action vigorously and the Company believes that Conning & Company has meritorious defenses to all claims. Although the matter is subject to uncertainty, as it remains in the preliminary stages and discovery has not been completed, the Company believes that the probable outcome should not have a material adverse effect upon the Company.

      On July 8, 1997, a consolidated amended class-action complaint was filed against SS&C Technologies, Inc. ("SS&C") in the United States District Court, District of Connecticut, styled Marc A. Feiner, M.D., et al. v. SS&C Technologies, Inc., et al. (Civil Action No. 397CV00656(JBA) consolidated with Civil Action No. 397CV01077). The complaint names SS&C, the directors of SS&C at the time of SS&C's initial public offering (including John B.
Clinton, an officer of the Company), and lead underwriters Alex. Brown & Sons Incorporated and Hambrecht & Quist as defendants. The complaint alleges, among other things, there were material misstatements in the prospectus used by SS&C in an initial public offering in May 1996 and seeks, among other things, rescission and/or money damages, equitable relief and costs and expenses. Conning & Company, a subsidiary of the Company, was a participant of the underwriting syndicate in connection with SS&C's initial public offering, and thus may share, to the extent of its participation in the initial public offering, in any potential liability of the lead underwriters. General American and Fund I were selling shareholders in SS&C's initial public offering, and the lead underwriters have demanded of the selling shareholders indemnity against any losses, claims, damages or liabilities arising out of the action and reimbursement for legal or other expenses incurred in connection with investigating or defending the action. Although the matter is subject to uncertainty as, among other things, the action is in the preliminary stages, the Company believes that the probable outcome of the pending action should not have a material adverse effect upon the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company currently are as follows:

        NAME                AGE     POSITION
Leonard M. Rubenstein       52      Chairman and Chief Executive Officer
Maurice W. Slayton          59      President
Mark E. Hansen              48      Executive Vice President
Fred M. Schpero             44      Senior Vice President and Chief Financial Officer

      Following is certain additional information concerning each executive officer of the Company. Each such individual has served in his present capacity of his principal occupation for the last five years, unless otherwise indicated.

      LEONARD M. RUBENSTEIN, C.F.A., has been Chairman of the Board and Chief Executive Officer of the Company since 1995 and also serves as Chairman, Chief Executive Officer and Chief Investment Officer of Conning Asset Management Company. Mr. Rubenstein has 25 years of investment experience. Prior to his position with Conning, Mr. Rubenstein spent 23 years in the investment operations of General American, where he held various positions, including Executive Vice President of Investments. Mr. Rubenstein is a director of a number of General American subsidiaries, none of which is registered with the SEC except Reinsurance Group of America, Incorporated. From 1984 to 1991, he served as Vice President of General American. He is a past president of the St. Louis Society of Financial Analysts.

      MAURICE W. SLAYTON has been the President of the Company since 1995 and also serves as President and Chief Executive Officer of Conning & Company. Mr. Slayton joined Conning in 1973. Prior thereto, he had 12 years of experience with Hartford Steam Boiler Inspection and Insurance Company and National Life of Vermont in a number of insurance and investment positions. He is currently a director of several insurance related entities, none of which is registered with the SEC except PennCorp Financial Group, Inc. Mr. Slayton is a member and past president of The Hartford Society of Financial Analysts.

      MARK E. HANSEN, C.F.A., has been the Executive Vice President of the Company since 1995, Executive Vice President of Conning & Company since 1993 and Executive Vice President of Conning Asset Management Company since August 1996. Mr. Hansen also served as a director of the Company from August 1995 until March 1997. Mr. Hansen has over 25 years of investment experience, having joined Conning in 1984 from the Bank of Boston-Connecticut.

      FRED M. SCHPERO, C.P.A., has been a Senior Vice President and Chief Financial Officer of the Company since January 1997. Prior to that time, Mr. Schpero was Vice President and Chief Financial Officer of Conning & Company from 1985 through 1996 and at Conning Asset Management Company from August 1996 through December 1996. Prior to joining Conning, he was 2nd Vice President--Finance with Security Connecticut Life Insurance Company and a senior accountant at the public accounting firm of Coopers & Lybrand LLP.

      Mr. Hansen has informed the Company of his desire to reduce his work schedule. As a result, the Company and Mr. Hansen have agreed that, effective May 1, 1998, Mr. Hansen will work for the Company on a part-time basis for reduced compensation. In connection with this change, Mr. Hansen will no longer be an executive officer of the registrant, but will continue to serve as Executive Vice President of Conning Asset Management Company. Effective April 1, 1998, Mr. Hansen's responsibilities will be assumed by Donald L. McDonald and Christopher J. Swift. Mr. McDonald will head the Company's asset management business, while Mr. Swift will be responsible for sales and marketing. Both of these functions were previously under Mr. Hansen's supervision. The Company's other areas will continue under their current leadership. Specifically, Thomas D. Sargent will be responsible for the research group, John B. Clinton will head the private equity group and Michael D. McLellan will be in charge of mortgage loans and real estate. Effective April 1, 1998, each of these five unit heads will report directly to the CEO and will serve as executive officers of the Company. Following is additional information about these officers.

      JOHN B. CLINTON, C.P.C.U., C.P.A., has been a Senior Vice President in the private equity area since 1992. Prior to joining Conning & Company, Mr. Clinton was with KCP Holding Company and its subsidiary, National American Insurance Company of California, where he was CFO and Director. Prior to this, he was a Vice President of Dillon Read & Co., Inc. and a founding partner of Concord Partners, a private equity fund. He previously worked for New Court Securities and KPMG Peat Marwick LLP. Mr. Clinton is 42 years of age.

      DONALD L. McDONALD has been a Senior Vice President in the asset management group since 1993. Mr. McDonald joined Conning & Company in 1992 from Daiwa Securities of America, where he was head of the mortgage-backed securities area. He has 15 years investment experience, including with Roosevelt & Cross and Salomon Brothers. Mr. McDonald is 35.

      MICHAEL D. McLELLAN is a Senior Vice President and has been with the Company since its formation in 1995. Prior to his position with the Company, Mr. McLellan spent 13 years with General American Investment Management Company and General American Life Insurance Company, where he held various positions including Vice President of Mortgage Loans and Real Estate. Mr. McLellan is an M.A.I. candidate (Member Appraisal Institute). Mr. McLellan also served as a director of the Company from August 1995 until April 1997. He is 41 years of age.

      THOMAS D. SARGENT, C.F.A., has been a Senior Vice President in the research and publications area since 1993. Prior to joining Conning & Company in 1986, Mr. Sargent was in the commercial lending area at Connecticut Bank & Trust Company. He is 39.

      CHRISTOPHER J. SWIFT, C.P.A., has been a Senior Vice President since October 1997. Prior to joining the Company, Mr. Swift was an accountant with KPMG Peat Marwick LLP for approximately 14 years, most recently as a financial services partner of the St. Louis office specializing in the insurance and mutual fund industries. Mr. Swift also served as the market leader of the insurance practice for KPMG's St. Louis office. He is 37.

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Price Range of Common Stock

      On December 16, 1997, the Company's Common Stock commenced trading and is listed on The Nasdaq Stock Market(SM) under the symbol "CNNG." There was no established public trading market for the Common Stock prior to December 16, 1997.

      For the period from December 16, 1997 through December 31, 1997, the high and low sales price of the Common Stock was $17.25 and $14.25, respectively.

      The registration statement for the Company's initial public offering of its Common Stock was effective December 15, 1997. The initial public offering price established on such date was $13.50 per share.

      The Company believes that there are approximately 73 holders of record for the Common Stock at March 9, 1998. The Company believes that there are in excess of 300 beneficial holders of the Common Stock.


Dividend Policy

      On February 12, 1998, the Board of Directors of the Company established the Company's initial dividend policy and declared a quarterly dividend of $0.04 per share on the Common Stock to record holders as of March 5, 1998, payable March 20, 1998. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Company's Board of Directors and will depend upon the Company's capital requirements and operating and financial condition, as well as the legal and regulatory restrictions from net capital rules of various regulatory bodies applicable to Conning & Company and such other factors as the Board of Directors may deem relevant.

Use of Proceeds

      In connection with its initial public offering in 1997, the Company filed a Registration Statement on Form S-1, SEC File No. 333-35993 (the "Registration Statement"), which was declared effective by the SEC on December 15, 1997. Pursuant to the Registration Statement, the Company registered 2,875,000 shares of its Common Stock, $0.01 par value per share, for its own account. The offering commenced on December 15, 1997 and all securities were sold in the offering. The aggregate offering price of the registered shares was $38,812,500. The managing underwriters of the offering were Donaldson, Lufkin & Jenrette Securities Corporation and A.G. Edwards & Sons, Inc.

      From December 15, 1997 to December 31, 1997, the Company incurred the following expenses in connection with the offering:

          Underwriting discounts
             and commissions          $2,716,875
          Other expenses               1,500,625
                                      ----------
                Total Expenses        $4,217,500

      All of such expenses were direct or indirect payments to unaffiliated third parties.

      The net offering proceeds to the Company after deducting the total expenses above were $34,595,000. From December 15, 1997 to December 31, 1997, the Company used such net offering proceeds, in direct or indirect payments to others, as follows:

            Temporary investments<F*>  $34,595,000
            Working capital                     --
                                       -----------
                    Total              $34,595,000

            <F*>  All temporary investments are cash, cash equivalents and short-term investments; see notes 3 and 5 of the consolidated financial statements in Item 8.

      Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.


Recent Sales of Unregistered Securities

      In August 1995, the Company issued certain securities in connection with the Strategic Merger, as follows: (i) General American Holding Company contributed all of the issued and outstanding common stock of GAIMCO (now known as Conning Asset Management Company) to the Company in exchange for 6,710,000 shares of Company Common Stock; and (ii) each of the 21 shareholders and option holders of Conning, Inc., other than three non-employee directors and two institutional shareholders (the "Non-Contributing Shareholders"), contributed all of the common stock of Conning, Inc. then owned by such shareholders to the Company and cancelled all of their options to purchase Conning, Inc. Common Stock in exchange for $4,505,002 in cash and 3,190,000 shares of the Company's Series A Convertible Preferred Stock. The shares of Conning, Inc. owned by the Non-Contributing Shareholders were acquired in exchange for cash payments. Also in connection with the Strategic Merger, the Company awarded options exercisable for 1,000,000 shares of Class B Non-Voting Common Stock to 25 employees. In connection with these transactions, the Company relied on the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

      Between November 1996 and January 1997, the Company sold 475,000 shares of Series B Convertible Preferred Stock and awarded employee stock options exercisable for 237,500 shares of Class B Non-Voting Common Stock to 29 employees and directors of the Company pursuant to a 1996 employee stock purchase and option grant program, and amended and restated certain provisions of a shareholder's agreement. In April 1997, the Company issued 110,000 shares of Class B Non-Voting Common Stock to two executive officers and a director of the Company upon conversion of an equal number of shares of Series B Convertible Preferred Stock at $1.67 per share. In connection with these transactions, the Company relied on exemptions from registration contained in Section 4(2) and Regulation D promulgated thereunder and Rule 701 of the Securities Act.

      Concurrent with the closing of the Company's initial public offering in December 1997, the 3,190,000 issued and outstanding shares of Series A Convertible Preferred Stock were automatically converted into an equal number of shares of Common Stock of the Company and all 1,237,500 outstanding stock options to purchase Class B Non-Voting Common Stock became options to purchase Common Stock. In connection with this transaction, the Company relied on the exemption from registration contained in Section 3(a)(9) of the Securities Act. Also concurrent with the closing of the initial public offering, the 365,000 issued and outstanding shares of Series B Convertible Preferred Stock were converted into an equal number of shares of Common Stock of the Company at $1.67 per share. In connection with this transaction, the Company relied on the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder and Rule 701 of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

                                         SELECTED CONSOLIDATED FINANCIAL DATA
                                       (amounts in 000's, except per share data)
                                                                        YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------------------
                                                   1997         1996        1995        1995         1994       1993
CONNING CORPORATION                                                                  (Pro forma)
======================================================================================================================
INCOME STATEMENT DATA:<F1>
REVENUE:
Asset management and related fees                 $49,503      $40,456     $30,675     $24,050      $3,484     $2,446
Research services                                  15,479       12,148       9,480       4,090          --         --
Other income                                        1,634        1,062         996         663          57         36
----------------------------------------------------------------------------------------------------------------------
   Total revenues                                  66,616       53,666      41,151      28,803       3,541      2,482
Expenses:
Employee compensation and benefits                 33,632       26,002      18,336      12,027          --         --
Amortization of goodwill and other                  2,969        3,081       2,911       1,289          --         --
All other expenses                                 14,572       12,791      12,515       9,195       1,429      1,141
----------------------------------------------------------------------------------------------------------------------
   Total expenses                                  51,173       41,874      33,762      22,511       1,429      1,141
Operating income                                   15,443       11,792       7,389       6,292       2,112      1,341
Interest expense                                      301          729       1,364         521          --         --
Income before provision for income taxes           15,142       11,063       6,025       5,771       2,112      1,341
Provision for income taxes                          6,226        4,851       2,739       2,359         827        507
----------------------------------------------------------------------------------------------------------------------
   Net income                                       8,916        6,212       3,286       3,412       1,285        834
Preferred stock dividends                             963          906         906         351          --         --
Net earnings available to common shareholders     $ 7,953      $ 5,306     $ 2,380     $ 3,061      $1,285     $  834

Earnings per share:
   Basic                                          $  1.13      $  0.79
   Diluted                                        $  0.80      $  0.57

                                                                      As of December 31,
                                                ------------------------------------------------------------
                                                    1997         1996        1995        1994        1993
------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                      $99,857      $50,020     $46,177      $1,683      $1,386
Long-term debt                                         --        2,000       9,000          --          --
Total liabilities                                  26,152       20,870      24,552         356         594
Convertible preferred stock                            --       24,782      17,002          --          --
Total common shareholders' equity                  73,705        4,368       4,623       1,327         792

Number of share outstanding                        13,250        6,710       6,710         0.1         0.1

                                                     1997         1996        1995        1994        1993
------------------------------------------------------------------------------------------------------------
                                                                     Total Assets Serviced
                                                                  (end of period, in billions)
OTHER OPERATING DATA:<F2>
Assets under discretionary management:
  Unaffiliated                                      $11.8        $10.1       $ 8.9       $ 6.9       $ 6.3
  Affiliated                                         14.2         10.6         8.7         6.6         5.8
------------------------------------------------------------------------------------------------------------
     Total                                           26.0         20.7        17.6        13.5        12.1
Investment advisory                                  21.3         20.8        15.9        14.7        14.7
Investment accounting and reporting                  32.8         11.7         6.7         2.8         2.5
------------------------------------------------------------------------------------------------------------
Total assets serviced                               $80.1        $53.2       $40.2       $31.0       $29.3



                                    SELECTED CONSOLIDATED FINANCIAL DATA (continued)
                                       (amounts in 000's, except per share data)

                                                            Six months
                                                           ended June 30,                      Year Ended
                                                         -------------------------------------------------------------
CONNING INC. AND SUBSIDIARIES <F3>                              1995                    1994                   1993
----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
REVENUE:
   Asset management and related fees                           $ 5,662                 $ 9,840                $ 8,107
   Research services                                             4,564                   8,165                 13,473
   Other income                                                    275                     472                  1,282
----------------------------------------------------------------------------------------------------------------------
     Total revenues                                             10,501                  18,477                 22,862

EXPENSES:
   Employee compensation and benefits                            5,322                  10,196                 10,616
   Amortization of goodwill and other                               --                      --                     --
   All other expenses                                            3,087                   5,530                  7,805
----------------------------------------------------------------------------------------------------------------------
     Total expenses                                              8,409                  15,726                 18,421

Operating income                                                 2,092                   2,751                  4,441
Interest expense                                                    --                      --                     85
----------------------------------------------------------------------------------------------------------------------
Income before provision for income taxes                         2,092                   2,751                  4,356
Provision for income taxes                                         809                   1,244                    947
----------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change             1,283                   1,507                  3,409
Cumulative effect of accounting change                              --                      --                    131
----------------------------------------------------------------------------------------------------------------------
Net income                                                       1,283                   1,507                  3,540
Preferred stock dividends                                          160                     320                    320
----------------------------------------------------------------------------------------------------------------------
Net earnings available to common shareholders                  $ 1,123                 $ 1,187                $ 3,220

                                                           AS OF JUNE 30,                    AS OF DECEMBER 31,
                                                         -------------------------------------------------------------
                                                                1995                    1994                   1993
----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                                                   $16,003                 $14,228                $11,274
Long-term debt                                                      --                      --                     --
Total liabilities                                                6,927                   6,392                  5,072
Cumulative preferred stock                                       3,650                   3,650                  3,650
Total common shareholders' equity                                5,426                   4,186                  2,552
Number of shares outstanding (end of period)                       108                     106                     93

------

<F1>  The 1993 and 1994 years reflect results for General American Investment
      Management Company (GAIMCO) only. The 1995 year reflects results of the consolidated activity from August 1, 1995 to December 31, 1995 and the results of GAIMCO only from January 1, 1995 to July 31, 1995. Pro forma 1995 results reflect the consolidated activity for the year assuming the Strategic Merger took place on January 1, 1995. The years subsequent (1996 and 1997) reflect actual consolidated results. See Notes 1 and 2 to the Company's Consolidated Financial Statements.

<F2>  Since January 1, 1995, the assets of the general account of General
      American Life Insurance Company (General American) have been under contract with GAIMCO. Assets prior to January 1, 1995 were managed by the investment division of General American, a predecessor of GAIMCO, and are included in assets under management as of December 31, 1993 and 1994. Data for 1995 and prior periods are presented on a pro forma basis to include both Conning and GAIMCO assets under management.

(3) The above information represents certain financial data of Conning, Inc. and its subsidiaries for the years ended December 31, 1993 and 1994 and for the six-month period ended June 30, 1995 representing periods prior to the Strategic Merger.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Corporate Overview

      The Company was formed on August 11, 1995 as a holding company to effect the merger (the "Strategic Merger") of Conning, Inc. and its operating subsidiary, Conning & Company (collectively, "Conning, Inc.") with Conning Asset Management Company, formerly known as General American Investment Management Company ("GAIMCO"). See Note 1 of the Company's Notes to Consolidated Financial Statements. Conning, Inc. was an 85-year-old Hartford, Connecticut-based insurance specialty asset management firm that provided asset management services and research for the insurance industry. GAIMCO was a registered investment adviser that provided investment advisory services primarily to its parent, General American Life Insurance Company ("General American") and its affiliates. The parties effected the Strategic Merger in order to combine complementary businesses, each with specialties in the insurance industry, in order to build a platform from which to leverage additional growth.

      The Company's revenues consist of asset management and related fees, research service fees and other income.

      The Company's asset management and related revenues derive from three sources: asset management fees, private equity fund management fees and fees related to the Company's mortgage and real estate activities. Asset management fees primarily reflect fees for discretionary asset management services provided to insurance company clients, including General American and its affiliates. Asset management fees are generally a function of the overall fee rate charged to each account and the level of assets under management. A portion of revenues is generated when the Company provides investment advisory services as well as when the Company provides investment accounting and reporting services on a stand-alone basis. Assets under management are affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts and investment performance, which may depend on general market conditions.

      The Company's private equity fund management fees represent annual management fees based on a percentage of committed capital and a participation in specified net gains of the funds. The Company's commercial mortgage fees primarily reflect fees associated with loan originations, which usually approximate 1% of the loan balance, as well as fees associated with ongoing servicing and management fees with respect to loans in portfolios managed by the Company. In addition to loans for General American and its affiliates, the Company has originated mortgage loans for certain unaffiliated portfolios and for a securitized offering with an investment banking firm.

      Payment for the Company's research services is primarily in the form of commissions derived from securities transactions effected by the Company and, to a lesser extent, subscription fees for research publications. A negotiated commission is received on each listed equity transaction, and total commission revenues depend on the value that clients place on the research services the Company provides. In addition, the research services revenues received by the Company reflect underwriting fees in connection with participation in public offerings of insurance and insurance-related companies.

      Upon consummation of the Strategic Merger, General American owned 100% of the outstanding Common Stock of the Company. If all of the outstanding shares of convertible preferred stock were converted as of the date of the Strategic Merger, General American would have owned approximately 65% of the outstanding Common Stock, without giving effect to outstanding stock options. Under generally accepted accounting principles, the GAIMCO contribution was recorded at historical book value as a combination of entities under common control. The Conning & Company contribution was recorded utilizing the purchase accounting method. The historical financial statements include the operations of GAIMCO through July 31, 1995, and consolidated operations thereafter. The excess of purchase price over the fair value of net assets acquired resulted in goodwill of $20.3 million.

      As a result of the required accounting presentation and the inherent difficulties of analyzing the historical financial statements for periods prior to 1996 and comparing them to subsequent results, the Company included financial information for 1995 on a pro forma basis as if the Strategic Merger occurred on January 1, 1995. The following discussion begins with a comparison of the historical financial statements and follows with a discussion of results based on the pro forma financial information which is found in Note 2 of the Company's Notes to Consolidated Financial Statements. See also "Selected Consolidated Financial Data."

Results of Operations

      Historical Financial Statements

            Statement of Income for 1997 compared to 1996

      Asset Management and Related Fees. Asset management and related fees increased 22% from $40.5 million in 1996 to $49.5 million in 1997. The most significant portion of this $9.0 million increase was attributed to increased investment management fees resulting from growth in the base of assets under management for both new and existing clients. Assets under discretionary management increased approximately 26% from $20.7 billion at December 31, 1996 to $26.0 billion at December 31, 1997. Assets for which Conning provides investment accounting and reporting services on a stand-alone basis grew significantly during 1997, from $11.7 billion at the end of 1996 to $32.8 billion at the end of 1997, primarily as a result of new client activity. Investment accounting and reporting fees did not contribute significantly to the overall increase in asset management and related fees in 1997 due to the lower fee structure on this service and the fact that a large portion of the increased client base occurred in the latter half of 1997. Private equity fund management fees accounted for approximately 21% of the total 1997 increase in asset management and related fees as the Company completed the initial closing for a new fund, Conning Insurance Capital Limited Partnership V. The final closing of the fund was in January 1998 for a total of $225 million, all of which was effective as of August 1997.

      Research Services. Research services revenues increased 27% from $12.1 million in 1996 to $15.5 million in 1997 primarily due to the growth in the core research business resulting from new accounts and increased penetration of existing accounts. The Company also benefited from increased underwriting activity, including co-management of four insurance equity offerings during 1997 compared to two co-managed offerings in 1996. In the aggregate, the Company generated revenues from underwriting activities of $4.3 million in 1997, as compared to $4.0 million in 1996. In general, underwriting revenues are highly volatile, depending on a variety of factors, including market conditions and transaction activity; accordingly, no assurance can be given as to the amount of such revenues, if any, that may arise in future periods.

      Other Income. Other income increased approximately 54%, from $1.06 million in 1996 to $1.63 million in 1997 as a result of an increase in the value of certain securities owned by the Company.

      Expenses. Total expenses increased 22% from $41.9 million for the year ended December 31, 1996 to $51.2 million for the year ended December 31, 1997 due primarily to increased employee costs. Employee costs increased 29% from $26.0 million for 1996 to $33.6 million for 1997 due to additional staffing to keep pace with increased revenue activity and additional incentive compensation as a result of the significant growth in operating income. Occupancy and equipment costs increased approximately $1.0 million from $2.6 million in 1996 to $3.6 million in 1997 due to widespread upgrading of the firm's personal computers during the year as well as the leasing of additional office space.

      Interest Expense. Interest expense decreased by more than half from $0.7 million for 1996 to $0.3 million for 1997 due to the continuing reduction of principal on long-term debt payable to General American. The final principal payment was made in February 1997.

      Income Taxes. Provision for income taxes increased 29% from $4.8 million for 1996 to $6.2 million for 1997 as a direct result of the increase in income before provision for income taxes.

      Net Income. As a result of all of the above, net income increased 44% from $6.2 million for 1996 to $8.9 million for 1997.

            Statement of Income for 1996 compared to 1995

      All consolidated revenue and expense categories are greater in 1996 than 1995 because each consolidated revenue and expense category includes the full year's results of Conning, Inc. in 1996 and only five months of Conning, Inc. results in 1995. The effective federal and state tax rate increased from 40.9% in 1995 to 43.8% in 1996. The higher state tax rate from Conning, Inc.'s operations is included for the full year in 1996 and for only five months in 1995.

      Goodwill arising from the Strategic Merger in the amount of $20.3 million is being amortized on a straight-line basis over 20 years. This resulted in amortization expense of $0.4 million in 1995 and $1.0 million in 1996.

      Pro Forma Financial Information

            Statement of Income for 1996 compared to Pro Forma 1995

      Asset Management and Related Fees. Asset management and related fees increased 32% from $30.7 million in 1995 to $40.5 million in 1996 primarily due to the addition of new clients and growth in assets of existing clients, and to a lesser extent as a result of a resurgence in the real estate market and growth in mortgage assets from new and existing clients. Assets under discretionary management increased 18% from $17.6 billion at December 31, 1995 to $20.7 billion at December 31, 1996, 6% because of additions of new clients and 12% because of growth of assets of existing clients. Private equity fund management and related fees increased 21% from $3.9 million in 1995 to $4.7 million in 1996 due primarily to the March 1996 completion of Conning Insurance Capital Limited Partnership IV with committed capital of $40 million.

      Research Services. Research services revenues increased 28% from $9.5 million in 1995 to $12.1 million in 1996 due primarily to the increased capital markets activity in the insurance industry and the increase in core research revenues in 1996. Conning is often a member of underwriting syndicates of insurance company offerings and twice during 1996 acted as co-manager of a secondary offering. In the aggregate, the Company generated revenues from underwriting activities of $4.0 million in 1996, as compared to $1.2 million in 1995. In general, underwriting revenues are highly volatile, depending on a variety of factors, including market conditions and transaction activity; accordingly, no assurance can be given as to the amount of such revenues, if any, that may arise in future periods.

      Other Income. Other income remained virtually unchanged at $1.1 million, primarily reflecting miscellaneous nonrecurring revenues.

      Expenses. Employee compensation and benefits increased 42% from $18.3 million in 1995 to $26.0 million in 1996 primarily due to the higher incentive compensation as a result of the large increase in operating results from 1995 to 1996, as well as additions to staff during 1996. The Company's incentive compensation practice is based on the level of and growth in the Company's operating profits. Other operating expenses increased 2% from $12.5 million in 1995 to $12.8 million in 1996, reflecting additional ancillary costs from increased hiring and increased marketing expenses. Goodwill of $20.3 million resulting from the Strategic Merger is being amortized on a straight-line basis over 20 years. Amortization of goodwill and other charges totaling $2.9 million in 1995 and $3.1 million in 1996 are noncash expenses and do not affect cash available for other operating or capital needs.

      Interest Expense. Interest expense decreased 47% from $1.4 million in 1995 to $0.7 million in 1996 due primarily to prepayments of debt during 1996. Debt outstanding was $9.0 million and $2.0 million at December 31, 1995 and 1996, respectively. Such debt arose from the Strategic Merger and was payable to General American.

      Income Taxes. The provision for income taxes increased $2.1 million from $2.7 million in 1995 to $4.8 million in 1996 due to the increase in pre-tax earnings of the Company.

      Net Income. As a result of all of the above, net income increased $2.9 million from $3.3 million in 1995 to $6.2 million in 1996.

Liquidity and Capital Resources

      For purposes of this discussion, see Note 1 of Notes to the Company's Consolidated Financial Statements for the principal operating entities that are included as part of the Company.

      The Company's business is not capital-intensive. Working capital requirements for the Company have historically been provided almost exclusively by operating cash flow. It is expected that such cash flows will continue to serve as the principal source of working capital for the Company for the near future.

      Conning & Company is subject to the net capital requirements imposed on registered broker-dealers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At December 31, 1997, Conning & Company had net capital (as defined by the Exchange Act) of approximately $4.7 million, which was approximately $4.1 million in excess of the regulatory minimum. Conning & Company has in place a revolving subordinated loan facility with a commercial bank for $2.0 million that, when utilized, qualifies as capital for purposes of the Exchange Act's net capital rules. The agreement expires on July 8, 1998. Any amounts drawn under such facility would bear interest based on a fixed rate at the then prevailing rate plus a specified amount per annum.

      As of December 31, 1997, the Company had no outstanding long-term debt. The Company had total outstanding long-term debt at December 31, 1996 in the principal amount of $2.0 million. Such debt arose from the Strategic Merger and was payable to General American in the initial principal amount of $13.0 million bearing interest at an annual rate of 7.0%. The remaining debt was paid in full in February 1997.

      The Company or a subsidiary acts as the general partner of certain private equity funds and maintains a 1% general partner capital interest in such funds. The Company may also invest as a limited partner in future funds it may organize. Interests in such private equity funds are generally illiquid.

      The Company received approximately $34.5 million in net proceeds from the stock offering that will be used for general corporate purposes. The Company's business strategy contemplates that it will seek to complement internal growth with strategic investments and acquisitions. Accordingly, a portion of the net proceeds may also be used for acquiring related businesses or investing in strategic or joint venture relationships. The Company has no present understandings, agreements or commitments with respect to any such acquisition, and no assurance can be given that any such acquisition will take place. Pending application to the uses described above, the Company has invested the net proceeds from the offering in short-term, investment-grade, interest-bearing securities.

New Accounting Pronouncements

      During 1997 the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 130 - "Reporting Comprehensive Income." The Statement establishes standards for reporting and displaying income and its components (revenues, gains, and losses) in a full set of general purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Although the Statement is effective for fiscal years beginning after December 15, 1997, the Company does not believe that SFAS No. 130 will have a material impact to the company's financial statements.

      In addition, the FASB issued SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Additionally, the Statement establishes standards for related disclosures about products and services, geographic areas, and major customers superseding SFAS No. 14 - Financial Reporting for Segments of a Business Enterprise. The Company is currently evaluating the Statement as to whether additional information would be required to be included in the Company's financial statements beginning in 1998.

Year 2000 Compliance

      As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. In brief, many existing application software products in the marketplace were designed to only accommodate a two-digit date position which represents the year (e.g., '95 is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., '99) could be the maximum date value these systems will be able to accurately process. During the course of its business, the Company utilizes information from third-party sources, such as security pricing vendors and custodians. Management is in the process of working with its software vendors to assure that the Company is prepared for the year 2000, however the Company has no direct control over the year 2000 compliance positions of such sources. The Company also is in the process of analyzing its systems and requirements. Based on information currently available, management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant. To the extent the Company's systems are not fully year 2000 compliant, there can be no assurance that potential systems interruptions or the cost necessary to update software would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

Impact of Inflation

      The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

Cautionary Statement Regarding Forward-Looking Statements

      Certain statements contained in this Form 10-K and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer are or may constitute forward-looking statements, including, without limitation, statements relating to the Company's financial position, plans to increase revenues, competitive strengths, business objectives or strategies, insurance industry trends and expectations regarding General American's assets or activities. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements or from historical results. Factors that could cause actual results to differ materially (the "Cautionary Statements") include, but are not limited to, those discussed under the caption "Risk Factors and Cautionary Statements." In addition to the "Risk Factors and Cautionary Statements", the Company's business entails a variety of additional risks, which are set forth in documents the Company has filed or will file from time to time with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Risk Factors and Cautionary Statements

      Risks Associated with Insurance Industry Focus. Because the Company focuses on providing asset management services to the insurance industry, its business may be materially adversely affected by events impacting the insurance industry. In particular, the insurance industry has been experiencing consolidation as companies merge or are acquired. In the event such consolidation activity continues and the Company's current or prospective clients are acquired, their assets may subsequently be managed by the combined company's internal staff or by another external manager. In such event, the Company's business, financial condition, results of operations and business prospects could be materially adversely affected. Further, as a greater percentage of insurance company assets have shifted to external management, additional opportunities to capture externally managed assets may be limited. In addition, changes affecting the insurance industry, including any changes in federal or state laws or regulations relating thereto, including, without limitation, any change adversely affecting insurance products or insurance company investments, may have a materially adverse effect on the Company's business, financial condition, results of operations and business prospects.

      Dependence on Principal Shareholder. The Company's business, financial condition, results of operations and business prospects are significantly dependent on its relationship with its principal shareholder, General American, a wholly-owned subsidiary of GenAmerica Corporation. As of December 31, 1997, General American and its affiliates accounted for approximately $14.1 billion of the approximately $26.0 billion in assets which the Company had under discretionary management. The advisory agreements between General American or one of its affiliates and the Company are subject to termination upon 30 to 90 days' notice without penalty; General American is a co-licensee with the Company to the Company's investment accounting and reporting software. There can be no assurance that General American and its affiliates will maintain or not seek to renegotiate their existing investment advisory relationships with the Company in the future, and the renegotiation of such relationships could have, and the termination of such relationships would have, a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Additionally, General American presently leases to the Company all of the Company's office space in St. Louis and provides to the Company certain administrative services. There can be no assurance that such arrangements will continue or that the Company would be able to procure replacement office space or services on similar or otherwise favorable terms.

      Potential Conflicts of Interest. General American beneficially owns approximately 63% of the Common Stock. The Company's Board of Directors consists of five directors, three of whom are officers of the Company or General American, and two of whom are not otherwise affiliated with the Company or General American (the "Independent Directors"). General American has the power to elect the Board of Directors and to approve certain actions requiring shareholder approval, including adopting amendments to the Company's articles of incorporation, and to control certain other actions requiring shareholder approval, including mergers or sales of substantially all of the assets of the Company or its subsidiaries. For financial reporting purposes, General American will include its share of the Company's net income or loss in its consolidated financial statements. The Company's Board of Directors, including members who also are affiliated with General American, may consider not only the short-term and long-term impact of operating decisions on the Company but also the impact of such decisions on General American.

      The Company is a party to investment advisory, administrative services, and other agreements with General American and certain of its affiliates. Certain officers of the Company were also officers of General American when such agreements were entered into. Although the Company believes that the terms of such agreements are at least as favorable to the Company as those it could negotiate with unrelated parties, these agreements may be modified or renegotiated in the future and additional agreements or transactions may be entered into between the Company, on the one hand, and General American or its affiliates, on the other hand. Conflicts of interest could arise between General American and its affiliates with respect to any of the foregoing, or any future agreements or arrangements between them.

      Executive officers, directors and employees of the Company from time to time receive a profit interest in, and in the future may invest in, investment funds in which the Company, or an affiliate of the Company, is a sponsor or an investor or for which the Company performs asset management services, publishes research or acts as a market-maker. In addition, the Company may in the future organize businesses in which employees of the Company acquire minority interests. There is a risk that, as a result of any such profit or investment interest, a director, officer or employee may take actions which could conflict with the best interests of the Company.

      Dependence on Key Personnel. The Company's future performance depends to a significant degree upon the continued contributions of its officers, key management and other key personnel. The loss of any key personnel or the inability to hire additional skilled personnel could materially and adversely affect the Company's business, financial condition, results of operations and business prospects.

      Significant Industry Competition. All of the Company's businesses are conducted in highly competitive markets as discussed above. Many of the Company's current and potential competitors are larger and have access to greater resources. Such competition could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects, as well as its ability to attract and retain highly skilled individuals as employees.

      Risks Associated with Acquisitions. As part of its business strategy, the Company intends to consider acquisitions of similar or complementary businesses. No assurance can be given that the Company will be successful in identifying attractive acquisition candidates, completing acquisitions on favorable terms or effectively integrating the operations, personnel, business and products of the acquired companies.

      Changes in Economic or Market Conditions Affecting Fee Levels. Changes in economic and market conditions may adversely affect the profitability and performance of and demand for the Company's services. A significant portion of the Company's revenues is derived from asset management fees, which are generally based on the market value of assets under management.
Consequently, the total value and composition of assets under management and related cash inflows and outflows, and changes in the investment patterns, policies, and regulations of the Company's clients may affect materially the amount of assets under management and thus the Company's revenues and profitability.

      Regulation. The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

      Termination Provisions of Investment Advisory Agreements. A large portion of the Company's revenues is derived from investment advisory agreements with insurance companies, particularly General American and its affiliates, and institutional clients, which agreements are generally terminable upon 30 to 90 days' notice without penalty. The termination of any of these agreements representing a material portion of assets under management could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

      Risk of Systems Failure; Dependence on Vendors. The Company's business is highly dependent on communications and information systems and certain third-party vendors for securities pricing information and updates on certain software. The Company's investment accounting and reporting services depend on the timeliness and accuracy of reports furnished by the Company to its customers. Any delays or inaccuracies in such information may give rise to potential claims against the Company and could materially adversely affect the Company's business, financial condition, results of operations and business prospects. Further, there can be no assurance that the Company will not suffer a systems failure or interruption, whether caused by an earthquake, fire, other natural disaster, power or telecommunications failure, act of God, act of war or otherwise, or that the Company's back-up procedures and capabilities in the event of any such failure or interruption will be adequate.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

          Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Consolidated Financial Statements

      Consolidated Balance Sheets as of December 31, 1997 and 1996          34

      Consolidated Statements of Income for the Years Ended
        December 31, 1997, 1996 and 1995                                    35

      Consolidated Statements of Common Shareholders' Equity for the
        Years Ended December 31, 1997, 1996 and 1995                        36

      Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1997, 1996 and 1995                                    37

      Notes to Consolidated Financial Statements                            38


Independent Auditors' Report                                                55

                                CONSOLIDATED BALANCE SHEETS
                                                                             December 31,
                                                                   -----------------------------
                                                                       1997              1996
ASSETS
Current assets:
   Cash and cash equivalents                                       $43,085,406       $ 9,816,568
   Short-term investments                                           16,337,362         7,901,637
   Accounts receivable, net (Note 10)                               10,784,236         5,297,660
   Marketable equity securities                                        600,662            45,625
   Income taxes receivable                                           1,355,973            11,447
   Prepaid expenses and other current assets                           358,669           162,622
------------------------------------------------------------------------------------------------
     Total current assets                                           72,522,308        23,235,559
Non-marketable investments at value                                  2,349,678         1,756,931
Equipment and leasehold improvements, at cost,
   less accumulated depreciation  of $1,127,320 and $562,812         1,525,436           815,112
Deferred income taxes                                                1,736,413         1,572,859
Goodwill                                                            17,812,822        18,825,870
Other assets                                                         3,910,696         3,813,608
------------------------------------------------------------------------------------------------
Total assets                                                       $99,857,353       $50,019,939
================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Compensation payable                                            $11,149,000       $ 8,422,199
   Deferred revenue                                                  3,201,336         1,533,290
   Due to affiliates                                                 1,379,188         1,473,811
   Accounts payable and other accrued expenses                       6,566,742         2,707,872
   Preferred dividends payable                                              --           235,815
------------------------------------------------------------------------------------------------
      Total current liabilities                                     22,296,266        14,372,987

Accrued rent liability                                               3,375,465         3,643,996
Long-term debt payable to affiliates                                        --         2,000,000
Other payables                                                         480,000           853,521
------------------------------------------------------------------------------------------------
     Total liabilities                                              26,151,731        20,870,504
------------------------------------------------------------------------------------------------

Series A convertible preferred stock, $.01 par value,
   $5.33 liquidation value: 3,190,000 shares authorized,
   issued and outstanding in 1996                                           --        22,330,004
Series B convertible preferred stock, $.01 par value,
   $5.33 liquidation value:  600,000 shares authorized,
   460,000 issued and outstanding in 1996                                   --         2,451,800
------------------------------------------------------------------------------------------------
Total convertible preferred stock                                           --        24,781,804
------------------------------------------------------------------------------------------------

Common stock, $.01 par value: 50,000,000 and 20,000,000
   shares authorized in  1997 and 1996, respectively; 13,250,000 and 6,710,000 shares issued and outstanding in 1997 and 1996,
   respectively                                                        132,500            67,100
Additional paid-in capital                                          73,126,002         2,944,647
Retained earnings                                                      447,120         1,355,884
------------------------------------------------------------------------------------------------
     Total common shareholders' equity                              73,705,622         4,367,631
------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                    $99,857,353       $50,019,939
================================================================================================

See accompanying notes to consolidated financial statements.

                                    CONSOLIDATED STATEMENTS OF INCOME
                          For the years ended December 31, 1997, 1996 and 1995
                                                                       1997              1996              1995
------------------------------------------------------------------------------------------------------------------
REVENUES:
  Asset management and related fees (Note 10)                      $49,502,655       $40,456,343       $24,049,683
  Research services                                                 15,478,709        12,148,164         4,089,571
  Other income                                                       1,634,143         1,061,855           663,767
------------------------------------------------------------------------------------------------------------------
   Total revenues                                                   66,615,507        53,666,362        28,803,021
------------------------------------------------------------------------------------------------------------------

EXPENSES:
  Employee compensation and benefits                                33,632,314        26,001,771        12,027,224
  Occupancy and equipment costs                                      3,552,179         2,584,544         1,498,641
  Marketing and production costs                                     5,674,545         5,281,667         2,393,281
  Professional services                                              1,992,032         1,537,220         3,555,052
  Amortization of goodwill and other                                 2,968,964         3,081,219         1,288,911
  Other operating expenses                                           3,352,641         3,387,588         1,748,349
------------------------------------------------------------------------------------------------------------------
    Total expenses                                                  51,172,675        41,874,009        22,511,458
------------------------------------------------------------------------------------------------------------------
  Operating income                                                  15,442,832        11,792,353         6,291,563
  Interest expense                                                     300,261           729,088           520,523
------------------------------------------------------------------------------------------------------------------
    Income before provision for income taxes                        15,142,571        11,063,265         5,771,040
  Provision for income taxes                                         6,226,242         4,851,034         2,358,889
------------------------------------------------------------------------------------------------------------------
    Net income                                                     $ 8,916,329       $ 6,212,231       $ 3,412,151
==================================================================================================================
  Preferred stock dividends                                            963,127           905,715           350,900
------------------------------------------------------------------------------------------------------------------
  Net earnings available to common shareholders                    $ 7,953,202       $ 5,306,516       $ 3,061,251
==================================================================================================================
  Net Income:
    Basic earnings per common share                                $      1.13       $      0.79
------------------------------------------------------------------------------------------------
    Diluted earnings per common share                              $      0.80       $      0.57
------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                              CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                              For the years ended December 31, 1997, 1996 and 1995

                                                                                                      Unrealized
                                                                                                    appreciation          Total
                                     Common                               Additional               (depreciation)        common
                                      stock    Non-voting      Common        paid-in      Retained    on invest-  shareholders'
                                     shares  common stock       stock        capital      earnings    ments, net         equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994               --       $    --    $    ---    $    55,000   $ 1,272,164            --   $  1,327,164
Issuance of 6,710,000 shares
   of common stock for
   contribution of GAIMCO         6,710,000            --      67,100      2,889,647    (2,956,747)           --             --
Change in unrealized
   appreciation (depreciation)
   of investment, net of
   deferred income taxes                 --            --          --             --            --       234,300        234,300
Net income                               --            --          --             --     3,412,151            --      3,412,151
Dividends on preferred stock             --            --          --             --      (350,900)           --       (350,900)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995        6,710,000            --      67,100      2,944,647     1,376,668       234,300      4,622,715
Change in unrealized
   appreciation (depreciation)
   of investment, net
   of deferred income taxes              --            --          --             --            --      (234,300)      (234,300)
Accretion on Series A preferred
   stock                                 --            --          --             --    (5,327,300)           --     (5,327,300)
Net income                               --            --          --             --     6,212,231            --      6,212,231
Dividends on preferred stock             --            --          --             --      (905,715)           --       (905,715)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996        6,710,000            --      67,100      2,944,647     1,355,884            --      4,367,631
Conversion of 110,000 shares
   of Series B preferred stock           --         1,100          --        768,900            --            --        770,000
Tax benefit -- employee
   compensation (Note 9)                 --            --          --      1,134,785            --            --      1,134,785
Accretion on Series A preferred
   stock                                 --            --          --     (4,848,332)   (8,861,966)           --    (13,710,298)
Issuance of common shares
   through initial public
   offering                       2,875,000            --      28,750     34,566,250            --            --     34,595,000
Conversion of 3,555,000 shares
   of preferred and 110,000
   non-voting stock to common
   stock                          3,665,000        (1,100)     36,650     38,559,752            --            --     38,595,302
Net income                               --            --          --             --     8,916,329            --      8,916,329
Dividends on preferred stock             --            --          --             --      (963,127)           --       (963,127)
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997       13,250,000       $    --    $132,500    $73,126,002   $   447,120            --   $ 73,705,622
===============================================================================================================================

See accompanying notes to consolidated financial statements.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                For the years ended December 31, 1997, 1996 and 1996
                                                                       1997             1996           1995
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
  Net income                                                      $  8,916,329      $  6,212,231      $  3,412,151
  Adjustment for items not affecting cash:
    Depreciation                                                       564,508           457,172           170,600
    Amortization of goodwill and other                               2,915,963         3,081,219         1,288,911
    Allowance for doubtful accounts                                         --           (97,750)           50,000
    Deferred income tax provision                                      971,231        (1,457,941)       (1,053,875)
    Net unrealized appreciation on non-marketable securities                --          (125,654)         (191,426)
    Net sales of securities held for market making                    (555,037)           35,625            34,537
    Gain on sale of marketable securities                                   --          (400,000)               --
    Accretion of discounts on short-term investments                  (192,723)         (235,711)          (70,161)
    Changes in:
       Accounts receivable                                          (5,486,576)        1,182,662         3,000,376
       Prepaid expenses and other assets                            (2,196,050)        1,569,898         2,194,688
       Accounts payable and other accrued expenses                   3,485,349          (833,147)        1,065,845
       Income taxes receivable                                      (1,344,526)          496,051           734,930
       Due to affiliates                                               (94,623)          637,578        (3,180,835)
       Deferred revenue                                              1,668,046          (868,237)        2,093,952
       Accrued rent liability                                         (268,531)         (270,200)         (104,867)
       Compensation payable                                          2,726,801         4,692,228        (2,839,348)
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                 11,110,161        14,076,024         6,605,478
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Sale of marketable securities                                             --         1,160,000                --
  Purchases of non-marketable securities                              (592,747)         (273,233)         (242,415)
  Proceeds from non-marketable partnership investments                      --           417,568                --
  Purchases of equipment and other assets, net                      (1,274,832)       (1,238,050)          (44,439)
  Purchases of short-term investments                              (96,336,976)      (46,567,333)       (7,769,655)
  Maturities of short-term investments                              88,093,974        42,500,000         6,900,000
  Contribution of GAIMCO cash                                               --                --         5,077,492
  Acquisition of Conning, net of cash acquired                              --                --       (12,207,581)
-------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                    (10,110,581)       (4,001,048)       (8,286,598)
-------------------------------------------------------------------------------------------------------------------

                                                                       1997             1996           1995
-------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Issuance of common shares through initial public offering         34,595,000                --                --
  Borrowings on long-term debt                                              --                --        13,000,000
  Repayments on long-term debt                                      (2,000,000)       (7,000,000)       (4,000,000)
  Repayments on short-term debt                                             --          (500,000)       (2,000,000)
  Other payments                                                            --          (312,268)         (163,220)
  Issuance of Series B preferred stock                                  79,950         2,451,800                --
  Conversion of Series B preferred stock                               793,250                --                --
  Dividends on preferred stock                                      (1,198,942)         (893,200)         (127,600)
-------------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities       32,269,258        (6,253,668)        6,709,180
-------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                           33,268,838         3,821,308         5,028,060
Cash and cash equivalents, beginning of year                         9,816,568         5,995,260           967,200
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                            $ 43,085,406      $  9,816,568      $  5,995,260
===================================================================================================================

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest                                                     $     27,222      $    446,531      $    391,921
     Income tax                                                   $  6,763,457      $  4,546,603      $  1,761,076
  Supplemental disclosure of non-cash information:
     Preferred stock issued in Conning acquisition                $         --      $         --      $ 17,002,704
     Common stock issued in GAIMCO contribution                   $         --      $         --      $  3,011,747
     Accretion on Series A and B preferred stock                  $ 13,710,298      $  5,327,300      $         --
     Conversion of Series A and B preferred stock to
     common stock                                                 $ 38,572,052      $         --      $         --


See accompanying notes to consolidated financial statements.


                 CONNING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION

         Conning Corporation (the "Company"), formed in 1995 as a Missouri corporation, is a holding company organized to hold the operating subsidiaries in the Conning group, Conning Asset Management Company ("CAM", formerly known as General American Investment Management Company, "GAIMCO") and Conning & Company ("C&C"). The Company provides asset management and research services focused upon the insurance industry. Both CAM and C&C are registered investment advisers with the Securities and Exchange Commission (the "SEC") under the Investment Advisers Act of 1940.

         On August 11, 1995, the shareholders of the holding company of C&C contributed all of their common stock to Conning Corporation in a Section 351 merger transaction (the "Strategic Merger") in exchange for cash and convertible preferred stock of the Company. General American contributed all of the outstanding common stock of GAIMCO as part of the Strategic Merger in exchange for common shares of the Company. The GAIMCO contribution was recorded at historical book value. The Conning portion of the Strategic Merger was accounted for using the purchase method. The purchase price consisting of cash of $12.0 million and $17.0 million of Series A Convertible Preferred Stock was allocated to assets acquired based on their estimated fair values. The excess of purchase price over the fair value of net assets acquired resulted in $20.3 million of goodwill which is being amortized on a straight line basis over 20 years.

         All of the outstanding voting common stock of the Company was held by a wholly owned holding company subsidiary of General American Life Insurance Company (together "General American") through December 1997, whose parent is GenAmerica Corporation ("GenAmerica"). In December 1997, the Company issued an additional 2,875,000 shares registered through an initial public offering. After the offering and conversion of all outstanding convertible preferred stock (see Note 9) to common stock, General American owns approximately 63% of the outstanding common stock.

         The accompanying consolidated financial statements include the accounts of Conning Corporation, Conning Inc. (the holding company parent of C&C), Conning & Company and Conning Asset Management Company. The historical financial statements include the operations of GAIMCO through July 31, 1995, and consolidated operations thereafter.

NOTE 2-PRO FORMA RESULTS

         The table below contains unaudited pro forma summary financial information for the year ended December 31, 1995. The pro forma 1995 information was derived from the historical financial statements for Conning Corporation, GAIMCO and Conning Inc. and gives effect to (i) the Strategic Merger, (ii) the issuance of $13.0 million of debt by the Company at an interest rate of 7% per annum for the purpose of providing the $12.0 million cash portion of purchase price and payments of $1.0 million representing employment bonuses to certain employees, (iii) the issuance of $17.0 million of Series A Convertible Preferred Stock and (iv) the short-term borrowing of $2.5 million from General American at an interest rate of 6.75% per annum by Conning Inc. effective prior to, and in anticipation of, the Strategic Merger for the purpose of redeeming and retiring the 8% cumulative senior preferred stock. The pro forma information has been prepared assuming these transactions and arrangements were effected on January 1, 1995.


                                                                  December 31, 1995
-----------------------------------------------------------------------------------
                                                                          Pro Forma
                                                                        (Unaudited)
-----------------------------------------------------------------------------------
Revenues:
   Asset management and related fees                                    $30,674,994
   Research services                                                      9,480,364
   Other income                                                             995,605
-----------------------------------------------------------------------------------
   Total revenues                                                        41,150,963
-----------------------------------------------------------------------------------

Expenses:
   Employee compensation and benefits                                    18,336,044
   Amortization of goodwill and other                                     2,911,384
   Other operating expenses                                              12,514,187
-----------------------------------------------------------------------------------
      Total expenses                                                     33,761,615
-----------------------------------------------------------------------------------
Operating income                                                          7,389,348
Interest expense                                                          1,364,547
-----------------------------------------------------------------------------------
Income before provision for income taxes                                  6,024,801
Provision for income taxes                                                2,738,954
-----------------------------------------------------------------------------------
Net income                                                              $ 3,285,847
===================================================================================
Preferred stock dividends                                                   905,715
-----------------------------------------------------------------------------------
Net earnings available to common shareholder                            $ 2,380,132
===================================================================================


NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles. For accounting purposes the Strategic Merger was effective at the close of business July 31, 1995. The contribution of GAIMCO to the Company as a result of the Strategic Merger is treated as a combination of entities under common control, using historical cost basis accounting.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions.

         Revenue Recognition - Asset management fees are determined based on contractual provisions and are earned at varying percentages of the assets under management. Such fees are accrued into income in the period in which the service is provided. Research fees, primarily in the form of commissions derived from securities transactions effected by the Company and, to a lesser extent, subscription fees for research publications, are recorded in income when services are provided or earned. Mortgage loan fee income, included in Asset Management and Related Fees, is earned through the origination of mortgage loans for General American, its affiliates and outside parties. The fees earned are based on agreements with the borrowers and are recognized at the closing of the mortgage commitment. Deferred mortgage loan origination fees represent moneys received for loan commitments that will be earned upon loan funding and are included in deferred revenue on the consolidated balance sheet.

         Fair Value of Financial Instruments - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

         Cash and Cash Equivalents - Cash and cash equivalents represent cash and highly liquid investments with original maturities of three months or less. The Company had funds on deposit with General American amounting to $10,505,557 and $6,449,642 at December 31, 1997 and 1996, which were readily convertible to cash and earn interest at the short-term money market rates. For purposes of the financial statements, such funds are considered cash equivalents.

         Short-Term Investments - Short-term investments are comprised of U.S. Government Securities and investment grade commercial paper having a maturity of one year or less and are carried at amortized cost, which approximates fair value.

         Investments - Marketable equity securities classified as trading securities are presented at fair value with corresponding unrealized gains or losses included in current period income. Marketable equity securities classified as available-for-sale are presented at fair value with corresponding unrealized gains or losses included as a separate component of shareholders' equity, net of deferred income taxes. Non-marketable investments in various private equity funds are held by the Company's broker-dealer subsidiary in accordance with generally accepted accounting principles for broker-dealers. Such investments are recorded using the equity method basis of accounting (including unrealized gains and losses). The changes in fair values are included in the consolidated statements of income.

         Equipment and Leasehold Improvements - Equipment is stated at cost, less accumulated depreciation provided on an accelerated method over periods not exceeding eight years. Leasehold improvements are stated at cost, less accumulated amortization provided on a straight-line basis over the term of the lease.

         Income Taxes - Income tax expense is based on income reported in the financial statements. Deferred federal and state income taxes are provided based on an asset and liability approach which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company files consolidated federal income tax returns with its subsidiaries.

         Goodwill - Goodwill arising from the Strategic Merger is being amortized on a straight-line basis over a period of 20 years. Accumulated amortization was $2,448,202 and $1,435,152 as of December 31, 1997 and 1996, respectively. Goodwill is periodically reviewed to determine recoverability based on the discounted operating cash flows of the underlying business. At December 31, 1997 and 1996, no impairment was indicated.

         Other Assets - Included in other assets are costs associated with the purchase of a software license agreement (the "License Agreement") effective as of January 27, 1996. The total cost of the license is being amortized over the life of the License Agreement. As of December 31, 1997, $1,048,333 remains to be amortized over the three remaining years of the License Agreement. Total amortization of $340,000 and $311,667 is included in the consolidated statements of income for the years ended December 31, 1997 and 1996, respectively. Other assets include the unamortized cost of compensation relating to the Strategic Merger that is being amortized over a three-year period ending August 11, 1998. Amortization of $1,562,915 and $1,707,918 is included in the consolidated statements of income for the years ended December 31, 1997 and 1996, respectively. The unamortized amount of $862,361 and $2,425,276 is included in other assets as of December 31, 1997 and 1996, respectively. Also included in other assets is the cash surrender value of corporate-owned life insurance policies on key executives purchased in 1997 in connection with a deferred savings plan for certain employees.
At December 31, 1997, the cash value amounted to $2,000,000.

         Compensation Payable - Compensation payable represents amounts payable to employees as a result of the Company's incentive compensation programs during the normal course of operations. Amounts are accrued in the period earned.

         Accrued Rent Liability - The Company has recorded as a liability the present value of the difference between a market rate lease and the contract rate in the lease for a portion of the Company's office space in Hartford, Connecticut as part of the fair value adjustments relating to the Strategic Merger. This difference is being amortized as a reduction of rent expense over the remaining lease period.

         Preferred Stock - The carrying value of the convertible preferred stock is at original issue price plus accretion relating to any increase in the redemption value of the stock during the period. During 1997, 1996 and 1995, such accretion was $13,710,298, $5,327,300, and $0, respectively.

         Other Income - Other income is comprised of investment income and other miscellaneous revenues.

         Non-Cash Employee Compensation - The Company uses the intrinsic value method to account for stock option plans as prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under this method, compensation expense is recognized for awards of options to purchase shares of stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of

Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 permits companies to adopt a new fair value based method to account for stock option plans or to continue using the intrinsic value method. The Company intends to continue using the intrinsic value method and provides the pro forma disclosures in Note 11, as required by FAS 123.

         Earnings Per Share - The Company adopted SFAS No. 128, "Earnings Per Share" issued by the FASB in February 1997. SFAS No. 128 specified new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, reviewing the disclosure requirements and increasing the comparability of EPS data on an international basis. The 1997 and 1996 earnings per share amounts, calculations and presentations are reflective of the requirements of the Statement. The weighted average common shares and equivalents outstanding at December 31, 1997 and 1996 were 7,055,889 and 6,710,000, respectively, for basic earnings per common share and 11,100,732 and 10,871,936, respectively for diluted earnings per common share.

         Given that only 1997 and 1996 results include full consolidated operations (see Note 1), the Company believes that presentation of historical earnings per share prior to 1996 would not be meaningful.

         Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities in the preparation of the financial statements. Actual results could differ from these estimates.

         Reclassifications - The Company has reclassified the presentation of certain prior period information to conform to the 1997 presentation.

NOTE 4-ACCOUNTS RECEIVABLE

         Accounts receivable include primarily amounts due for management fees, selling concessions due from underwriters and amounts due from other business activities of the Company. At December 31, 1997 and 1996, an allowance for doubtful accounts of $170,000 and $165,000, respectively, was applied as a reduction of accounts receivable. The change in the allowance in the current period was the result of management's assessment of the collectibility of the underlying receivables.

NOTE 5-INVESTMENTS

         At December 31, 1997 and 1996, the estimated fair value of marketable and non-marketable investments were as follows:


                                                                              1997                  1996
--------------------------------------------------------------------------------------------------------
Marketable equity securities-trading
   (cost $549,025 and $46,260)                                          $  600,662            $   45,625
========================================================================================================
Non-marketable equity securities
   (cost $16,200 and $5,000)                                            $   20,556            $   10,945
Non-marketable partnership investments
   (cost $1,960,473 and $1,448,968)                                      2,329,122             1,745,986
--------------------------------------------------------------------------------------------------------
      Total non-marketable investments                                  $2,349,678            $1,756,931
========================================================================================================


         The Company is a 1% general partner in various private equity funds. The value of the non-marketable partnership investments is accounted for using the equity method and updated periodically based upon changes in fair values and recorded in the consolidated statements of income. Additionally, the Company had no derivative investments during 1997 and 1996.

NOTE 6-EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         At December 31, 1997 and 1996, equipment and leasehold improvements comprised the following:


                                                                              1997                  1996
--------------------------------------------------------------------------------------------------------
Office equipment                                                        $1,071,080            $  641,421
Computer equipment                                                       1,235,939               468,950
Leasehold improvements                                                     345,737               267,553
--------------------------------------------------------------------------------------------------------
                                                                         2,652,756             1,377,924
Less accumulated depreciation                                            1,127,320               562,812
--------------------------------------------------------------------------------------------------------
      Total non-marketable investments                                  $1,525,436            $  815,112
========================================================================================================


         Depreciation expense of $564,508, $447,070 and $170,600 above is included in the consolidated statements of income for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company occupies premises and rents certain office equipment under leases that are accounted for as operating leases and that have expiration dates through 2005. At December 31, 1997, the minimum net rental commitments of the Company for the periods indicated under the terms of these operating leases in excess of one year were approximately $6,988,000 as follows: $1,183,000 in 1998; $1,094,000 in 1999; $944,000 in 2000; $886,000
per year from 2001 to 2004 and $223,000 in 2005.

NOTE 7-INCOME TAXES

         Prior to the Strategic Merger, GAIMCO was included in the consolidated federal income tax returns of General American and its provisions for income taxes have been computed as if GAIMCO had filed a separate return. The provision for federal and state income tax for the years ended December 31, 1997, 1996 and 1995, is as follows:


                                                                  1997             1996              1995
---------------------------------------------------------------------------------------------------------
Current income tax provision                                $6,389,796       $4,651,708        $1,755,497
Deferred income tax provision (benefit)                       (163,554)         199,326           603,392
---------------------------------------------------------------------------------------------------------
Total income tax provision                                  $6,226,242       $4,851,034        $2,358,889
=========================================================================================================


         The Company's net deferred income tax assets represent the estimated future tax effects attributable to future taxable or deductible temporary difference between amounts recognized in the financial statements and income tax returns. At December 31, 1997 and 1996, the net deferred income tax asset is as follows:


                                                                  1997             1996              1995
---------------------------------------------------------------------------------------------------------
Income before income taxes                                 $15,142,571      $11,063,265        $5,771,040
---------------------------------------------------------------------------------------------------------
Federal income taxes at statutory rate                     $ 5,299,899      $ 3,872,143        $2,019,864
Increases in income taxes resulting from:
State tax, net of federal                                      514,625          619,251           219,974
Amortization of goodwill                                       354,568          354,568           147,737
Other, net                                                      57,150            5,072           (28,686)
---------------------------------------------------------------------------------------------------------
Federal income tax provision                               $ 6,226,242      $ 4,851,034        $2,358,889
=========================================================================================================


         The Company's net deferred income tax assets represent the estimated future tax effects attributable to future taxable or deductible temporary difference between amounts recognized in the financial statements and income tax returns. At December 31, 1997 and 1996, the net deferred income tax assets is as follows:


                                                                  1997             1996
---------------------------------------------------------------------------------------
Accrued rent liability                                      $1,404,627       $1,538,884
Employee costs                                                 500,157           70,807
Other, net                                                     456,946          389,135
---------------------------------------------------------------------------------------
Gross deferred income tax assets                             2,361,730        1,998,826
---------------------------------------------------------------------------------------
Depreciation                                                  (224,628)        (192,324)
Partnership investments                                       (400,689)        (233,643)
---------------------------------------------------------------------------------------
Gross deferred income tax liabilities                         (625,317)        (425,967)
---------------------------------------------------------------------------------------
     Net deferred income tax assets                         $1,736,413       $1,572,859
=======================================================================================


         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes the deferred tax assets will be fully realized in the future based upon consideration of the reversal of existing temporary differences, anticipated future earnings, and all other available evidence. Accordingly, no valuation allowance is established.

NOTE 8-DEBT

Long term:

         On August 11, 1995, the Company borrowed $13,000,000 from General American to fund certain payments made in connection with the Strategic Merger. Interest was payable on January 1 and September 1 at an annual rate of 7.0%. Principal payments were due in three equal annual installments of $4,333,333 commencing September 1, 2003. The Company prepaid $2,000,000, $7,000,000 and $4,0000,000 of principal plus accrued interest of $27,222, $412,805 and $323,750 in 1997, 1996 and 1995, respectively.

Short term:

         On August 11, 1995, the Company borrowed $2,500,000 from General American to fund certain payments made in connection with the Strategic Merger. Interest was payable on January 1 and August 1 at an annual rate of 6.75%. Principal was due on August 11, 1996. The Company prepaid $500,000 and $2,000,000 of principal plus accrued interest of $14,250 and $58,688 during 1996 and 1995, respectively, which is included in the consolidated statements of income. The Company had no short-term debt during 1997.

Lines of credit:

         At December 31, 1997 and 1996, the Company had a Revolving Subordinated Loan Agreement (the "Agreement") with a commercial bank for $2,000,000. The interest rate is agreed upon by the lender and the Company at the time of an advance. The Agreement expires on July 7, 1998. During 1996, the Company borrowed $2,000,000 for less than one week. There were no borrowings during 1997.

NOTE 9-PREFERRED STOCK AND SHAREHOLDERS' EQUITY

         The preferred stock of the Company outstanding prior to the initial public offering was subject to a shareholders agreement and consisted of (i) Series A Convertible Preferred Stock, par value $.01 per share and (ii) Series B Convertible Preferred Stock, par value $.01 per share.

         At December 31, 1996 and 1995, 3,190,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") were authorized, issued and outstanding. The Series A Preferred Stock paid dividends quarterly based on the 90-day United States Treasury Bill rate in effect on the previous payment date. Such dividends were cumulative. The Company declared dividends on the Series A Preferred Stock of $0.11 and $0.28 for the years ended December 31,

1995 and 1996, respectively. Declared but unpaid dividends totaling $223,300 are included in Preferred Dividends Payable on the consolidated balance sheet at December 31, 1996. The Series A Preferred Stock carried no voting rights and was issued as part of the Strategic Merger. Each share of Series A Preferred Stock was convertible into one share of Non-Voting Common Stock at the holder's election, or Voting Common Stock at the initial public offering (IPO) date.

         On November 8, 1996, the Company commenced a private offering to certain employees and directors. This offering was for a new class of preferred stock designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"). A total of 460,000 shares were sold at $5.33 per share adding $2,451,800 to preferred stock. In order to exercise the conversion, payment to the Company of an additional $1.67 per share was required.

         At December 31, 1996, 600,000 shares of Series B Preferred Stock were authorized and 460,000 shares were issued and outstanding. The Series B Preferred Stock paid dividends quarterly at a rate of 5% per annum and such dividends were cumulative. Declared but unpaid dividends totaling $12,515 were included in Preferred Dividends Payable on the consolidated balance sheet at December 31, 1996. The Series B Preferred Stock carried no voting rights. Each share of Series B Preferred Stock was convertible into one share of Non-Voting Common Stock at the holder's election and upon payment of the additional $1.67 per share to the Company.

         During January 1997, the Company issued an additional 15,000 shares of Series B Preferred Stock at $5.33 per share. In April 1997, certain shareholders converted 110,000 shares of Series B Preferred Stock to Non-Voting Common Stock. The resulting transaction increased additional paid-in capital by $768,900 and increased common equity by $1,100. In June 1997, General American, pursuant to a call right, purchased 1,594,995 shares of the Company's Series A Preferred Stock from existing shareholders for $11.25 per share. In connection with such purchase, certain restrictions were eliminated on the Series A Preferred Stock which generated an additional tax benefit to the Company of $1,134,785 recorded directly to additional paid-in capital. In June 1997, the Board of Directors of the Company authorized an increase in the number of shares of Series A Voting Common Stock from 20,000,000 to 50,000,000.

         In December 1997, the Company completed an initial public offering totaling 2,875,000 shares of Common Stock (including the over-allotment option) which were sold through underwriters by the Company in an initial public offering. Net proceeds related to the offering were $34,595,000. As a result of the offering, all Series A and Series B Preferred Stock converted to common shares of Company stock on a one-for-one basis and the shareholders' agreement terminated, resulting in an increase to shareholders' equity totaling approximately $38,595,000. The Company declared and paid dividends totaling $963,123 during 1997 related to the Series A and B Preferred Stock through December 15, 1997, the IPO pricing date. Additionally, as a result of the offering, all shares of non-voting common stock converted to common stock on a one-for-one basis.

         On February 12, 1998, the Board of Directors of the Company established the Company's dividend policy and declared a quarterly dividend of $0.04 per share on the Common Stock to record holders as of March 5, 1998, payable March 20, 1998. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Company's Board of Directors and will depend upon the Company's capital requirements and operating and financial condition, as well as the legal and regulatory restrictions from net capital rules of various regulatory bodies applicable to Conning & Company and such other factors as the Board of Directors may deem relevant.

NOTE 10-OTHER RELATED PARTY ACTIVITIES

         CAM acts as an investment adviser for the general and separate accounts of General American and its insurance subsidiaries as well as the General American Capital Company family of funds. Investment management fees earned from these affiliated entities for the years ended December 31, 1997, 1996 and 1995 amounted to $17,227,994, $14,300,267 and $12,573,489, respectively. The total investment management fees receivable from these affiliated entities at December 31, 1997 and 1996 amounted to $1,507,203 and $1,042,294, respectively. Certain officers and directors of the Company are also officers of General American and officers and/or directors of other General American affiliates.

         The Company is directly or indirectly, through intermediary partnerships, the managing general partner of certain private equity funds with an equity ownership interest of 1% in each fund. In total, the Company managed seven, six and six funds during 1997, 1996 and 1995, respectively. Fees for managing these funds were $5,491,704, $4,006,038 and $1,295,330, for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company received underwriting fees and concessions in connection with the offering of shares of companies which were partially owned by certain private equity funds managed by the Company. Such fees and concessions are included in research services and related fees and amounted to $760,638, $2,177,269 and $0 for the years ended December 31, 1997, 1996 and 1995.

         In connection with the November 1996 private offering of Series B Preferred Stock, General American holds demand recourse notes from certain employees totaling $2,185,300 and $2,650,750 as of December 31, 1997 and 1996, respectively. The notes bear interest of 6% which is payable semiannually beginning July 1997.

         General American provides administrative services on request of the Company including disbursements, tax, facility management and other administrative support to the Company pursuant to an administrative services agreement. The following table lists the expenses recorded by the Company for significant services provided by General American for the years ended December 31, 1997, 1996 and 1995:


                                                                  1997             1996              1995
---------------------------------------------------------------------------------------------------------
Employee costs                                              $3,627,901      $ 7,103,724       $ 6,341,164
Administrative accounting fees                                      --        2,765,129         2,108,624
Marketing and production costs                                 966,268        1,076,195           753,091
Professional services                                        1,023,746        1,002,482           802,221
Rent                                                           791,804          612,822           624,414
Computer services                                              163,337          118,008            50,591
All other operating costs                                    2,689,940        1,932,861         1,627,998
---------------------------------------------------------------------------------------------------------
                                                            $9,262,996      $14,611,221       $12,308,103
=========================================================================================================


         The above administrative costs are predominantly based on direct, identifiable costs incurred by General American on behalf of the Company and at the Company's request and are charged back to the Company at General American's cost. Where costs represent the result of allocations, such allocations are based on customary methodology such as square footage for rent and number of employees for payroll processing. The Company believes that such allocation methodologies are reasonable and that the resulting expenses incurred are not materially different from those that would have been incurred on a stand-alone basis.

NOTE 11-STOCK OPTIONS

         In August 1995, the shareholders approved the Company's 1995 Flexible Stock Plan (1995 Plan) which provides for the grant of options to purchase up to 2,100,000 shares of the Company's Non-Voting Common Stock to officers and other key employees of the Company and its affiliates. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plan. In the event of an initial public offering the options become 100% vested. All options were granted at fair value. Total options issued and outstanding under the 1995 Plan were 1,000,000 as of December 31, 1996 and 1997, and were fully vested upon the completion of the Company's initial public offering in December 1997. No more options will be granted under the 1995 Plan.

         On November 8, 1996, the shareholders approved the Company's 1996 Flexible Stock Plan (1996 Plan) which provides for the grant of options to purchase up to 2,100,000 shares of the Company's Non-Voting Common Stock to officers and other key employees of the Company and its affiliates. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plan. All options were granted at fair value. Total options issued and outstanding under the 1996 Plan were 237,500 and 230,000 as of December 31, 1997 and 1996, respectively. No more options will be granted under the 1996 Plan.

         In December 1997, the shareholders approved the Company's 1997 Flexible Stock Plan (1997 Plan) which provides for the grant of options to purchase up to 2,200,000 shares of the Company's Common Stock to officers, directors and other key employees of the Company and its affiliates. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plan. All options were granted at fair value. Total options issued and outstanding under the 1997 Plan were 1,285,189 as of December 31, 1997.


                                                                              Number of shares
                                                   ---------------------------------------------------------------------
                                                                                         Weighted average exercise price
                                                                                        --------------------------------
                                                    Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,    Dec. 31,
                                                        1997        1996        1995        1997        1996        1995
------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                     1,230,000   1,000,000          --       $5.64       $5.33          --
Granted                                            1,292,689     230,000   1,000,000       13.46        7.00        5.33
Exercised                                                 --          --          --          --          --          --
Canceled                                                  --          --          --          --          --          --
------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                           2,522,689   1,230,000   1,000,000       $9.65       $5.64       $5.33
Exercisable, end of year                           1,366,189     200,000          --       $7.30       $5.33          --
========================================================================================================================


         The range of exercise prices at December 31, 1997 was $5.33 to $13.50 and the weighted-average remaining contractual vesting period was approximately four years.

         The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), in accounting for the 1997, 1996 and 1995 Flexible Stock Plans and, accordingly, no compensation cost has been recognized for stock options in the financial statements. The weighted-average grant-date fair value of stock options granted during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under FAS 123 are as follows:


                                                                   1997            1996              1995
---------------------------------------------------------------------------------------------------------
Grant-date fair value per share                                   $3.18           $1.13             $0.91
Significant assumptions:
Risk-free interest rate at grant date                             5.59%           5.70%             6.05%
Expected dividend payout                                          $ .16           $   0             $   0
Expected stock price volatility                                     30%             n/a               n/a
Expected life to exercise (years)                                  2.75             2.5               2.5
Net Income
    As reported                                              $8,916,329      $6,212,231        $3,412,151
    Pro forma                                                $8,392,758      $5,840,384        $3,260,818
Pro forma earnings per common share
    As reported       Basic                                       $1.13           $0.79
    As reported       Diluted                                      0.80            0.57
    Pro forma         Basic                                       $1.05           $0.74
    Pro forma         Diluted                                      0.76            0.54
=========================================================================================================


NOTE 12-EMPLOYEE BENEFITS

         The Company has two retirement savings plans, a 401(k) Savings Plan (the "401(k) Plan") and the General American Life Insurance Company Progress Sharing Plan and Trust (the "Progress Sharing Plan"). The 401(k) Plan is available to substantially all Conning employees who were employed by Conning prior to the Strategic Merger. The Progress Sharing Plan is available to all employees employed by GAIMCO prior to the Strategic Merger and all employees employed by the Company subsequent to the Strategic Merger. The Company contributed $1,019,327, $547,127 and $286,170 on behalf of eligible employees for the years ended December 31, 1997, 1996 and 1995, respectively. Direct charges to the Company from General American for the Progress Sharing Plan were approximately $407,074, $310,000 and $359,000, for the years ended December 31, 1997, 1996 and 1995, respectively, which is included in the charges for administrative services from General American. One of the investment vehicles offered in the 401(k) Plan is managed by Conning.

         Pension Plan-Substantially all personnel who were employees of GAIMCO prior to the Strategic Merger were eligible for a defined benefit plan sponsored by General American through December 31, 1996. All costs are borne and retained by General American. The plan was overfunded as of December 31, 1997 and 1996, therefore, no charges were made by General American to GAIMCO.

NOTE 13-LITIGATION

         Two legal claims have arisen against C&C during the normal course of its businesses. Although the matters are subject to uncertainty, as they remain in the preliminary stages and discovery has not been completed, the Company believes that C&C has meritorious defenses to all claims and that the probable outcomes should not have a material adverse effect upon the Company, its liquidity or its operations.

NOTE 14-COMMITMENTS AND CONTINGENCIES

         The Company through its subsidiary is, directly or through intermediary partnerships, a 1% general partner in certain private equity funds that the Company also manages. Capital contributions by the partners are called as needed for investments by the funds. At December 31, 1997, the Company's future commitment to fund such required capital contributions was approximately $2,161,200.

         The Company through its subsidiary has committed to Conning Connecticut Investors, L.L.C. (the "L.L.C."), a limited liability company of which the Company is the general partner and managing member, up to approximately $4,040,000 for purposes of capitalizing the general partner. The amount is payable only in the event of insolvency on the part of the L.L.C.

NOTE 15-NET CAPITAL REQUIREMENTS

         C&C is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. and therefore is subject to a requirement of the SEC's Uniform Net Capital Rule, requiring the maintenance of certain minimal capital levels. At December 31, 1997, C&C had net capital, as defined by the Uniform Net Capital Rule, of approximately $4,694,000 which was $4,065,000 in excess of the required net capital. CAM is also subject to minimum net capital requirements which are determined by state regulations in certain of the states in which CAM is licensed to do business. As of December 31, 1997 and 1996, CAM was in compliance with all minimum state requirements.

NOTE 16-CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade account receivables and short-term investments. Short-term investments consist of investment grade commercial paper and approximate fair value because of the short maturity of these items. With the exception of trade receivables from General American and its affiliates, credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across geographical areas. Investment management fees receivable from General American and their affiliated entities at December 31, 1997 and 1996 amounted to $1,507,203 and $1,042,294, respectively.

NOTE 17-INDUSTRY SEGMENT

         The Company is primarily engaged in a single line of business as a provider of investment management services, which comprises several types of services, such as discretionary asset management, investment accounting and reporting services, mortgage origination and servicing, private equity investments and institutional investment research. These activities constitute a single business segment.

NOTE 18-EARNINGS PER SHARE

         The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


                                                                        FOR THE YEAR ENDED DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------
                                                                  Income            Shares         Per Share
                                                             (numerator)     (denominator)            Amount
------------------------------------------------------------------------------------------------------------
Net income                                                    $8,916,329
Less:  preferred stock dividends                                (963,127)
BASIC EPS:
Net earnings available to common shareholders                  7,953,202         7,055,889             $1.13
Effect of dilutive securities
Preferred stock dividends                                        963,127
------------------------------------------------------------------------------------------------------------
Conversion of preferred stock                                                    3,436,194
Stock options                                                                      608,649
------------------------------------------------------------------------------------------------------------
Diluted EPS:  Net earnings available to common
    shareholders and assumed full conversions                 $8,916,329        11,100,732             $0.80
------------------------------------------------------------------------------------------------------------

                                                                        FOR THE YEAR ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------------------------------------
                                                                  Income            Shares         Per Share
                                                             (numerator)     (denominator)            Amount
------------------------------------------------------------------------------------------------------------
Net income                                                    $6,212,231
Less:  preferred stock dividends                                (905,715)
------------------------------------------------------------------------------------------------------------
BASIC EPS:
Net earnings available to common shareholders                  5,306,516         6,710,000             $0.79
Effect of dilutive securities
Preferred stock dividends                                        905,715
------------------------------------------------------------------------------------------------------------
Conversion of preferred stock                                                    3,436,194
Stock options                                                                      725,742
------------------------------------------------------------------------------------------------------------
Diluted EPS:  Net earnings available to common
    shareholders and assumed full conversions                 $6,212,231        10,871,936             $0.57
------------------------------------------------------------------------------------------------------------


NOTE 19-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table summarizes quarterly results of operations for the two years ended December 31, 1997 and 1996:

                                                                First         Second          Third         Fourth
                                                              Quarter        Quarter        Quarter        Quarter
------------------------------------------------------------------------------------------------------------------
1997
Revenues                                                      $15,288        $15,633        $16,003        $19,691
Operating income                                                3,426          3,953          3,593          4,471
Income before taxes                                             3,333          3,884          3,521          4,404
Net income                                                      1,877          2,220          2,325          2,494
------------------------------------------------------------------------------------------------------------------
Earnings per share:
    Basic earnings per share                                    $0.24          $0.29          $0.30          $0.29
    Diluted earnings per share                                  $0.17          $0.20          $0.21          $0.22
------------------------------------------------------------------------------------------------------------------
Dividends per share                                                --             --             --             --
------------------------------------------------------------------------------------------------------------------
Market price per share:
    High                                                           --             --             --         $17.25
    Low                                                            --             --             --         $14.25
==================================================================================================================
1996
Revenues                                                      $11,918        $14,309        $13,512        $13,927
Operating income                                                2,606          3,341          3,146          2,692
Income before taxes                                             2,386          3,148          2,967          2,562
Net income                                                      1,365          1,739          1,635          1,473


NOTE 20-NEW ACCOUNTING PRONOUNCEMENTS

         During 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130 - "Reporting Comprehensive Income." The Statement establishes standards for reporting and displaying income and its components (revenues, gains, and losses) in a full set of general purpose financial statements. The statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Although the statement is effective for fiscal years beginning after December 15, 1997, the Company does not believe the SFAS will have a material impact to the Company's financial statements.

         In addition, the FASB issued SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information." The statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Additionally, the statement establishes standards for related disclosures about products and services, geographic areas, and major customers superseding SFAS No. 14 - "Financial Reporting for Segments of a Business Enterprise." The Company is currently evaluating the Statement as to whether additional information would be required to be included in the Company's financial statements beginning in 1998.

                     Independent Auditors' Report
                     ----------------------------




The Board of Directors and Shareholders
Conning Corporation:

We have audited the accompanying consolidated balance sheets of Conning Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of these consolidated financial statements, we have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conning Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                      KPMG Peat Marwick LLP


St. Louis, Missouri
February 12, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 401 of Regulation S-K with respect to the executive officers of the Company is included in Item 4A of this Form 10-K. The information required by Item 401 of Regulation S-K with respect to directors of the Company is incorporated by reference to the Company's definitive proxy statement (the "Definitive Proxy Statement") which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 402 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 403 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 404 of Regulation S-K is incorporated by reference to the Definitive Proxy Statement.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      1.    FINANCIAL STATEMENTS

                        See Item 8 of this Report

                  2.    FINANCIAL STATEMENT SCHEDULES

                                                  SCHEDULE I

                                             CONNING CORPORATION
                                            (PARENT COMPANY ONLY)

                                           CONDENSED BALANCE SHEETS


                                                                                       DECEMBER 31,
                                                                               -----------------------------
                          ASSETS                                                   1997             1996
                                                                               -----------       -----------
    Cash and cash equivalents                                                  $24,768,768       $   424,263
    Short-term investments                                                      11,414,751                --
    Investment in subsidiaries                                                  38,415,069        31,446,231
    Capitalized software, less accumulated amortization
        of $651,667 and $311,667                                                 1,048,333         1,388,333
    Income tax receivable                                                        1,131,229                --
    Prepaid expenses and other assets                                                4,418             4,418
                                                                               -----------       -----------
              Total assets                                                     $76,782,568       $33,263,245
                                                                               ===========       ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY

    Accrued expenses                                                           $   587,833       $   241,648
    Due to affiliates                                                            1,593,687         1,064,432
    Long term debt                                                                      --         2,000,000
    Other payables                                                                 480,000           640,000
    Deferred liabilities                                                           415,426           167,730
                                                                               -----------       -----------
             Total liabilities                                                   3,076,946         4,113,810
                                                                               -----------       -----------

    Series A convertible preferred stock, $.01 par value:
     3,190,000 shares authorized, issued and outstanding                                --        22,330,004
    Series B convertible preferred stock, $.01 par value:
     600,000 shares authorized, 460,000 issued and outstanding                          --         2,451,800
                                                                               -----------       -----------
           Total convertible preferred stock                                            --        24,781,804
                                                                               -----------       -----------

    Common stock, $.01 par value:  50,000,000 and 20,000,000
     shares authorized in 1997 and 1996, respectively; 13,250,000 and 6,710,000 shares issued and outstanding in 1997 and 1996,
     respectively                                                                  132,500            67,100

    Additional paid in capital                                                  73,126,002         2,944,647
    Retained earnings                                                              447,120         1,355,884
                                                                               -----------       -----------
             Total common shareholders' equity                                  73,705,622         4,367,631

                                                                               -----------       -----------
              Total liabilities and shareholders' equity                       $76,782,568       $33,263,245

                                                                               ===========       ===========


                          SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.


                                              CONNING CORPORATION
                                             (PARENT COMPANY ONLY)

                                        CONDENSED STATEMENTS OF INCOME
                                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                  1997              1996
                                                                               ----------        ----------
    REVENUE
    Dividend from subsidiary                                                   $2,027,500        $5,925,000
    Management advisory fees                                                      300,000           300,000
    Other income                                                                   76,176             5,644
                                                                               ----------        ----------
         Total revenues                                                         2,403,676         6,230,644
                                                                               ----------        ----------

    EXPENSES
    Amortization of capitalized software                                          340,000           311,667
    Professional services                                                          43,596            10,425
    Other expenses                                                                 72,147           106,057
    Interest expense                                                               21,389           413,389
                                                                               ----------        ----------
         Total expenses                                                           477,132           841,538
                                                                               ----------        ----------

    Income before benefit for income taxes                                      1,926,544         5,389,106

    Benefit from income taxes                                                      20,948           221,971
                                                                               ----------        ----------

    Income before equity in undistributed earnings of
     subsidiaries, net of taxes                                                 1,947,492         5,611,077

    Equity in undistributed earnings of subsidiaries,
     net of taxes of $6,247,190 and $5,073,005                                  6,968,837           601,154
                                                                               ----------        ----------

    Net income                                                                  8,916,329         6,212,231

    Preferred stock dividends                                                     963,127           905,715
                                                                               ----------        ----------

    Net earnings available to common shareholders                              $7,953,202        $5,306,516
                                                                               ==========        ==========


                           See accompanying notes to condensed financial statements.


                                           CONNING CORPORATION
                                          (PARENT COMPANY ONLY)

                                     CONDENSED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                  1997               1996
                                                                              ------------       -----------
Operating activities:
Net income                                                                    $  8,916,329       $ 6,212,231
Adjustment for items not affecting cash:
Amortization of capitalized software                                               340,000           311,667
Changes in:
  Investments in subsidiaries                                                   (8,996,338)       (6,526,153)
  Due to/from affiliates                                                           529,255         1,094,582
  Income taxes receivable                                                            3,556                --
  Prepaid expenses and other assets                                                     --            89,982
  Accrued expenses                                                                 582,000               583
        Deferred liabilities                                                        87,696           167,730
                                                                              ------------       -----------
             Net cash provided by operating activities                           1,462,498         1,350,622
                                                                              ------------       -----------
Investing activities:
Purchases of software                                                                   --          (940,000)
Purchases of short-term investments                                            (11,414,751)               --
Dividends received from subsidiaries                                             2,027,500         5,925,000
                                                                              ------------       -----------
          Net cash provided by (used in) investing activities                   (9,387,251)        4,985,000
                                                                              ------------       -----------

Financing activities:
Repayments on long term debt                                                    (2,000,000)       (7,000,000)
Repayments on short term debt                                                           --          (120,000)
Issuance common stock through initial public offering                           34,595,000                --
Issuance of Series B preferred stock                                                79,950         2,451,800
Conversion of Series B preferred stock                                             793,250                --
Dividends on preferred stock                                                    (1,198,942)         (893,200)
                                                                              ------------       -----------
          Net cash provided by (used in) financing activities                   32,269,258        (5,561,400)
                                                                              ------------       -----------

Net change in cash and cash equivalents                                         24,344,505           774,222
Cash and cash equivalents (book overdraft), beginning of
     year                                                                          424,263          (349,959)
                                                                              ------------       -----------
Cash and cash equivalents, end of year                                        $ 24,768,768       $   424,263
                                                                              ============       ===========

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                                  $     21,389       $   412,806
    Income taxes                                                                        --                --

Supplemental disclosure of cash flow information:
Accretion of Series A and B preferred stock                                   $ 13,710,298       $ 5,327,300
Conversion of Series A and B preferred stock to
   common stock                                                               $ 38,572,052                --


                         See accompanying notes to condensed financial statements.


                          CONNING CORPORATION
                         (PARENT COMPANY ONLY)

                NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

         The condensed financial statements of Conning Corporation (the "Company") should be read in conjunction with the consolidated financial statements of Conning Corporation and Subsidiaries and the notes thereto. Investment in subsidiary is accounted for under the equity method.

NOTE 2 - RELATED PARTY TRANSACTIONS

         During 1997 and 1996, the Company provided the use of its software to its subsidiaries through administrative services agreements. Charges were $393,000 and $312,000 during 1997 and 1996, respectively, which approximated the amortization of the software during the period.

         The amount of cash dividends paid to the Company by consolidated subsidiaries of the Company amounted to approximately $2,027,500 and $5,925,000 for the years ended December 31, 1997 and 1996, respectively. There are not restrictions on the payment of dividends, except for those stipulated by certain regulatory authorities applicable to Conning & Company. Conning & Company's ability to pay dividends is limited to capital in excess of a defined minimum requirement as set forth in Securities and Exchange Commission Rule 15c3-1.

NOTE 3 - CAPITAL TRANSACTIONS

         The preferred stock of the Company is subject to a shareholders agreement and consists of (i) Series A Convertible Preferred Stock, par value $.01 per share and (ii) Series B Convertible Preferred Stock, par value $.01 per share.

         At December 31, 1996, 3,190,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") were authorized, issued and outstanding. The Series A Preferred Stock paid dividends quarterly based on the 90-day United States Treasury Bill rate in effect on the previous payment date. Such dividends were cumulative. The Company declared dividends on the Series A Preferred Stock of $0.28 for the year ended December 31, 1996. Declared but unpaid dividends totaling $223,300 are included in Preferred Dividends Payable on the consolidated balance sheet at December 31, 1996.
The Series A Preferred Stock carried no voting rights and was issued as part of the Strategic Merger. Each share of Series A Preferred Stock was convertible into one share of Non-Voting Common Stock at the holder's election, or Voting Common Stock at the initial public offering (IPO) date.

         On November 8, 1996, the Company commenced a private offering to certain employees and directors. This offering was for a new class of preferred stock designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"). A total of 460,000 shares were sold at $5.33 per share adding $2,451,800 to preferred stock. In order to exercise the conversion, payment to the Company of an additional $1.67 per share is required.

         At December 31, 1996, 600,000 shares of Series B Preferred Stock were authorized and 460,000 shares were issued and outstanding. The Series B Preferred Stock paid dividends quarterly at a rate of 5% per annum and such dividends are cumulative. Declared but unpaid dividends totaling $12,515 were included in Preferred Dividends Payable on the consolidated balance sheet at December 31, 1996. The Series B Preferred Stock carried no voting rights. Each share of Series B Preferred Stock was convertible into one share of Non-Voting Common Stock at the holder's election and upon payment of the additional $1.67 per share to the Company.

         During January 1997, the Company issued an additional 15,000 shares of Series B Preferred Stock at $5.33 per share. In April 1997, certain shareholders converted 110,000 shares of Series B Preferred Stock to Non-Voting Common Stock. The resulting transaction increased additional paid-in capital by $768,900 and increased common equity by $1,100. In June 1997, General American, pursuant to a call right, purchased 1,594,995 shares of the Company's Series A Preferred Stock from existing shareholders for $11.25 per share. In connection with such purchase, certain restrictions were eliminated on the Series A Preferred Stock which generated an additional tax benefit to the Company of $1,134,785 recorded directly to additional paid-in capital. In June 1997, the board of directors of the Company authorized an increase in the number of shares of Series A Voting Common Stock from 20,000,000 to 50,000,000.

         In December 1997, the Company completed an initial public offering totaling 2,875,000 shares of Common Stock (including the over-allotment option) which were sold through underwriters by the Company in an initial public offering. Net proceeds related to the offering were $34,595,000. As a result of the offering, all Series A and Series B Preferred Stock converted to common shares of Company stock on a one-for-one basis and the shareholders' agreement terminated, resulting in an increase to shareholders' equity totaling approximately $38,595,000. The Company declared and paid dividends totaling $963,123 during 1997 related to the Series A and B Preferred Stock through December 15, 1997, the IPO date. Additionally as a result of the offering, all shares of non-voting common stock converted to common stock on a one-for-one basis.

         On February 12, 1998, the Board of Directors of the Company established the Company's dividend policy and declared a quarterly dividend of $0.04 per share on the Common Stock to record holders as of March 5, 1998, payable March 20, 1998. The declaration of payment of dividends to holders of Common Stock will be at the discretion of the Company's Board of Directors and will depend upon the Company's capital requirements and operating and financial condition, as well as the legal and regulatory restrictions from net capital rules of various regulatory bodies applicable to Conning & Company and such other factors as the Board of Directors may deem relevant.


[FN]
            3. EXHIBITS  [<F*>denotes filed herewith]

                         [<F**>denotes a management contract or compensatory plan or arrangement]

                                     [<F(i)> denotes incorporated by reference
                         to the Company's Registration Statement on Form S-1, File Number 333-35993.]

               2.1 Contribution Agreement dated July 24, 1995 by and among the Company (formerly Conning Asset Management
                         Company), General American Life Insurance Company
                         ("General American"), General American Holding
                         Company, Conning Asset Management  Company (formerly
                         General American Investment Management Company)
                         ("CAM"), Conning & Company, Conning, Inc. (formerly
                         Conning Corporation) and the Shareholders and Option
                         Holders of the Company.

               3.1<F*> Restated Articles of Incorporation of the Company, as amended.



               3.2       Bylaws of the Company.<F(i)>

               4.1       See Exhibit 3.1.

               4.2       See Exhibit 3.2.

               10.1 Investment Advisory Agreement dated as of May 1, 1995 between General American and CAM relating to General
                         American's general account.<F(i)>

               10.2 Investment Advisory Agreement dated as of July 2, 1990 between General American and CAM relating to General
                         American's separate accounts.<F(i)>

               10.3      Investment Advisory Agreement dated as of
                         July 23, 1997 between General American Capital Company and CAM.<F(i)>

               10.4      Lease Agreement dated as of July 31, 1996 between
                         General American and CAM.<F(i)>

               10.5      Sublease effective as of July 19, 1995 between General
                         American and CAM.<F(i)>

               10.6      Administrative Services Agreement effective as of
                         August 11, 1995 between the Company and General
                         American (Incorporated by reference to the Company's
                         Registration Statement on Form S-1, File Number
                         333-35993, Exhibit 10.6).

               10.7 Tax Sharing Agreement effective as of July 24, 1995 between the Company, CAM and General American.<F(i)>

               10.8 Amended and Restated Shareholders' Agreement effective as of November 22, 1996 among the Company, General
                         American, General American Holding Company, and the
                         Shareholders and Option Holders of the Company.<F(i)>

               10.9      Registration Rights Agreement dated as of
                         June 12, 1997 among the Company, General American and
                         General American Holding Company.<F(i)>

               10.10     Tax Allocation and Tax Sharing Agreement dated as of
                         June 12, 1997 between the Company, Conning, Inc.,
                         Conning & Company and Employee, including Messrs.
                         Hansen and Schpero.<F(i)>

               10.11 Form of Employment Agreement dated August 11, 1995 between the Company (Conning Asset Management
                         Company), Conning & Company and Employee, including
                         Messrs. Hansen and Schpero.<F(i)><F**>

               10.12     Employment Agreement dated August 11, 1995 between the
                         Company (as assignee) and Leonard M. Rubenstein.
                         <F(i)><F**>




               10.13     Employment Agreement dated August 11, 1995 between the
                         Company (formerly Conning Asset Management Company),
                         Conning & Company and Maurice W. Slayton.<F(i)><F**>

               10.14     Software License Agreement effective as of
                         January 27, 1996 among CAM, General American and SS&C
                         Technologies, Inc. (formerly Securities, Software &
                         Consulting Inc.).<F(i)>

               10.15     1995 Flexible Stock Plan.<F(i)><F**>

               10.16     1996 Flexible Stock Plan.<F(i)><F**>

               10.17     1997 Flexible Stock Plan.<F(i)><F**>

               10.18     Form of Incentive Stock Option Award and Terms and
                         Conditions under 1995 Flexible Stock Plan.<F(i)><F**>

               10.19     Form of Incentive Stock Option Award and Terms and
                         Conditions under 1996 Flexible Stock Plan.<F(i)><F**>

               10.20<F*> Forms of Non-Qualified Stock Option Awards and
                         Terms and Conditions under 1997 Flexible Stock Plan.
                         <F**>

               10.21     Office Lease dated August 22, 1989 among Hartford
                         CityPlace L.L.C., Conning, Inc. and Conning & Company, as amended as of June 30, 1997.<F(i)>

               10.22 Venture Carried Interests Allocation Plan, as amended.<F(i)><F**>

               10.23     Amended and Restated Limited Partnership Agreement of
                         Conning Investment Partners Limited Partnership III, as amended.<F(i)><F**>

               10.24     Limited Liability Company Agreement of Conning
                         Connecticut Investors, L.L.C.<F(i)><F**>

               10.25     Limited Liability Company Agreement of Conning
                         Partners II, L.L.C.<F(i)><F**>

               10.26     Limited Liability Company Agreement of Conning
                         Investment Partners V, L.L.C., dated as of
                         October 31, 1997.<F(i)><F**>

               21.1      Subsidiaries of the Company.<F(i)>

               23.1<F*>  Consent of KPMG Peat Marwick LLP.


               24.1<F*>  Powers of Attorney for John A. Fibiger and
                         John C. Shaw.

               27.1<F*>  Financial Data Schedule


            (b)         Reports on Form 8-K
                        -------------------

                        No reports on Form 8-K were filed by the Registrant during the fourth quarter of the fiscal year covered by this report.

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONNING CORPORATION


                                By:  /s/ Leonard M. Rubenstein
                                     -------------------------

                                     Leonard M. Rubenstein
                                     Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         NAME                                          TITLE                          DATE

/s/ John A. Fibiger<F*>                        Director                           March 20, 1998
------------------------------------------
John A. Fibiger


/s/ Richard A. Liddy                           Director                           March 20, 1998
------------------------------------------
Richard A. Liddy


/s/ Leonard M. Rubenstein                      Chairman and Chief                 March 20, 1998
------------------------------------------     Executive Officer
Leonard M. Rubenstein                          (Principal Executive
                                               Officer)

/s/ Fred M. Schpero                            Senior Vice President              March 20, 1998
------------------------------------------     and Chief Financial Officer
Fred M. Schpero                                (Principal Financial and
                                               Accounting Officer)

/s/ John C. Shaw<F*>                           Director                           March 20, 1998
------------------------------------------     and Chief Financial Officer
John C. Shaw

/s/ Maurice W. Slayton                         President and Director             March 20, 1998
------------------------------------------     and Chief Financial Officer
Maurice W. Slayton


<F*>  By: /s/ Fred M. Schpero
      ------------------------------------       Attorney-in-Fact


                                        EXHIBIT INDEX

               3.1 Restated Articles of Incorporation of the Company as amended.

               10.20 Forms of Non-Qualified Stock Option Awards and Terms and Conditions under 1997 Flexible Stock Plan.

               23.1     Consent of KPMG Peat Marwick LLP.

               24.1     Powers of Attorney for John A. Fibiger and
                        John C. Shaw.

               27.1     Financial Data Schedule.
