Form 10-Q
period 1998-03-31
CONNING CORP
filed 1998-05-15
CIK 801051

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                         OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                                  --------------------

                           Commission File Number 0-023183

                                 CONNING CORPORATION
               (Exact name of registrant as specified in its charter)

            MISSOURI                                         43-1719355
  (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                     Identification Number)

                                  700 Market Street
                               St. Louis, Missouri  63101
                      (Address of principal executive offices)

                                   (314) 444-0498
                (registrant's telephone number, including area code)

                                  --------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes   X         No
                                                       -----          -----

Common stock outstanding ($.01 par value) as of April 30, 1998: 13,250,000 shares

                        CONNING CORPORATION AND SUBSIDIARIES


                                  TABLE OF CONTENTS


Item                                                                 Page
----                                                                 ----
                           PART I - FINANCIAL INFORMATION
                           ------------------------------

1    Financial Statements                                              1

     Condensed Consolidated Balance Sheets (Unaudited)
     March 31, 1998 and December 31, 1997                              1

     Condensed Consolidated Statements of Income (Unaudited)
     Three months ended March 31, 1998 and March 31, 1997              2

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Three months ended March 31, 1998 and March 31, 1997              3

     Notes to Condensed Consolidated Financial
     Statements (Unaudited)                                          4-5

2    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                   6-8

                       PART II - OTHER INFORMATION
                       ---------------------------

1    Legal Proceedings                                                 9

6    Exhibits and Reports on Form 8-K                                  9

     Signatures                                                       10

     Index to Exhibits                                                11

                                        PART I
                                FINANCIAL INFORMATION

Item 1.     Financial Statements.

                                    CONNING CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                    MARCH 31, 1998 AND DECEMBER 31, 1997
                                                 (Unaudited)

                    ASSETS                                         1998                          1997
                                                               ------------                   -----------
Current assets:
   Cash and cash equivalents                                   $ 51,554,688                   $43,085,406
   Short-term investments                                        12,847,000                    16,337,362
   Accounts receivable, net                                       8,885,042                    10,784,236
   Marketable equity securities                                     673,843                       600,662
   Income taxes receivable                                              -                       1,355,973
   Prepaid expenses and other current assets                        312,799                       358,669
                                                               ------------                   -----------
     Total current assets                                        74,273,372                    72,522,308
Non-marketable investments at value                               2,448,697                     2,349,678
Equipment and leasehold improvements, at cost, less
 accumulated depreciation of $1,314,772 and $1,127,320            1,465,449                     1,525,436
Deferred income taxes                                             1,815,268                     1,736,413
Goodwill                                                         17,559,559                    17,812,822
Other assets                                                      3,456,112                     3,910,696
                                                               ------------                   -----------
     Total assets                                              $101,018,457                   $99,857,353
                                                               ============                   ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Compensation payable                                        $  3,151,268                   $11,149,000
   Deferred revenue                                               4,312,050                     3,201,336
   Due to affiliates                                              3,262,131                     1,379,188
   Income taxes payable                                             889,522                           -
   Accounts payable and other accrued expenses                    9,644,514                     6,566,742
                                                               ------------                   -----------
     Total current liabilities                                   21,259,485                    22,296,266
Accrued rent liability                                            3,311,413                     3,375,465
Other payables                                                      440,000                       480,000
                                                               ------------                   -----------
     Total liabilities                                           25,010,898                    26,151,731
                                                               ------------                   -----------

Common stock, $.01 par value:  50,000,000 shares
 authorized; 13,250,000 shares issued and outstanding               132,500                       132,500
Additional paid-in capital                                       73,126,002                    73,126,002
Retained earnings                                                 2,749,057                       447,120
                                                               ------------                   -----------
     Total shareholders' equity                                  76,007,559                    73,705,622
                                                               ------------                   -----------

     Total liabilities and shareholders' equity                $101,018,457                   $99,857,353
                                                               ============                   ===========

See accompanying notes to interim condensed consolidated financial statements.

                                    CONNING CORPORATION AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                                 (Unaudited)

                                                                   1998                           1997
                                                                -----------                   -----------
Revenues:
   Asset management and related fees                            $14,685,364                   $12,155,113
   Research services                                              4,167,687                     2,953,524
   Other income                                                     827,402                       179,436
                                                                -----------                   -----------
     Total revenues                                              19,680,453                    15,288,073
                                                                -----------                   -----------

Expenses:
   Employee compensation and benefits                             9,631,723                     7,792,533
   Occupancy and equipment costs                                  1,145,232                       818,054
   Marketing and production costs                                 1,558,151                     1,284,032
   Professional services                                            551,588                       379,385
   Amortization of goodwill and other                               707,847                       744,076
   Other operating expenses                                       1,067,710                       844,390
                                                                -----------                   -----------
     Total expenses                                              14,662,251                    11,862,490
                                                                -----------                   -----------

Operating income                                                  5,018,202                     3,425,583
Interest expense                                                     65,975                        93,295
                                                                -----------                   -----------
   Income before provision for income taxes                       4,952,227                     3,332,288
Provision for income taxes                                        2,120,290                     1,454,938
                                                                -----------                   -----------
   Net income                                                   $ 2,831,937                   $ 1,877,350
                                                                ===========                   ===========

Preferred stock dividends                                               -                         254,780
                                                                -----------                   -----------
Net earnings available to common shareholders                   $ 2,831,937                   $ 1,622,570
                                                                ===========                   ===========
Weighted average diluted shares outstanding                      14,174,574                    11,087,631
Earnings per share:
   Basic                                                        $      0.21                   $      0.24
   Diluted                                                      $      0.20                   $      0.17


See accompanying notes to interim condensed consolidated financial statements.

                                     CONNING CORPORATION & SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                                 (Unaudited)

                                                                   1998                          1997
                                                               ------------                   -----------
Operating Activities:
   Net income                                                  $  2,831,937                   $ 1,877,350
   Adjustment for items not affecting cash:
    Depreciation                                                    187,452                       125,307
    Amortization of goodwill and other                              707,847                       744,095
    Deferred income tax provision                                   (78,855)                      863,975
    Net unrealized appreciation on non-marketable
     securities                                                    (193,952)                          -
    Net change in securities held for market making                 (73,181)                     (204,375)
    Accretion of discounts on short-term investments               (105,405)                      (44,933)
    Changes in:
     Accounts receivable                                          1,899,194                    (1,352,384)
     Prepaid expenses and other assets                               45,870                        23,831
     Accounts payable and other accrued expenses                  3,037,772                     1,757,439
     Income taxes receivable                                      2,245,495                       620,008
     Due to affiliates                                            1,882,943                      (437,227)
     Deferred revenue                                             1,110,714                      (873,526)
     Accrued rent liability                                         (64,052)                      (70,981)
     Compensation payable                                        (7,997,732)                   (6,337,609)
                                                               ------------                   -----------
      Net cash provided by (used in) operating activities         5,436,047                    (3,309,030)
                                                               ------------                   -----------

Investing activities:
   Purchases of non-marketable partnership investments                  -                         (80,808)
   Distribution from non-marketable partnership investments          94,933                           -
   Purchases of equipment and other assets, net                    (127,465)                     (391,398)
   Purchases of short-term investments                          (13,592,148)                   (9,974,960)
   Maturities of short-term investments                          17,187,915                    14,900,000
                                                               ------------                   -----------
      Net cash provided by investing activities                   3,563,235                     4,452,834
                                                               ------------                   -----------

Financing activities:
   Repayment of long term debt                                          -                      (2,000,000)
   Issuance of Series B preferred stock                                 -                          79,950
   Dividends on common stock                                       (530,000)                        -
   Dividends on preferred stock                                         -                        (254,780)
                                                               ------------                   -----------
      Net cash used in financing activities                        (530,000)                   (2,174,830)
                                                               ------------                   -----------

Net change in cash and cash equivalents                           8,469,282                    (1,031,026)
Cash and cash equivalents, beginning of period                   43,085,406                     9,816,568
                                                               ------------                   -----------
Cash and cash equivalents, end of period                       $ 51,554,688                   $ 8,785,542
                                                               ============                   ===========


See accompanying notes to interim condensed consolidated financial statements.

                         CONNING CORPORATION AND SUBSIDIARY

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)



Note 1 - Basis of Presentation

The accompanying unaudited, interim condensed consolidated financial statements of Conning Corporation and subsidiaries (Conning) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of financial position of the Company and its subsidiaries as of March 31, 1998 and their results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 - Dividend

During February, 1998 the Company declared a $0.04 per share quarterly cash dividend on the Company's common stock, payable March 20, 1998 to shareholders of record on March 5, 1998.


Note 3 - Mortgage Servicing Operations

During January, 1998, the Company assumed certain mortgage servicing functions for its clients which include acting as an agent in the collection and processing of principal and interest loan payments and escrow items. As of March 31, 1998, the Company maintained approximately $8.3 million in escrow balances off-balance sheet as the amounts were not considered to be owned or operated by the Company.

Note 4 - Earnings Per Share

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the three-month period ended March 31, 1998:

                                                    Income                            Shares                    Per Share
                                                  (numerator)                      (denominator)                  Amount
                                                  -----------                      -------------                ---------
Net income                                        $2,831,937
Less: preferred stock dividends                          -
                                                  ----------

Basic EPS:
Net earnings available to common
  shareholders                                     2,831,937                         13,250,000                   $0.21
                                                  ----------                                                      =====
Effect of dilutive securities:
Conversion of preferred stock                                                               -
Stock options                                                                           924,574
                                                                                     ----------
Diluted EPS:
Net earnings available to common shareholders
 and assumed full conversions                     $2,831,937                         14,174,574                   $0.20
                                                  ==========                         ==========                   =====

For the three-month period ended March 31, 1997:

                                                    Income                            Shares                    Per Share
                                                  (numerator)                      (denominator)                  Amount
                                                  -----------                      -------------                ---------
Net income                                        $1,877,350
Less: preferred stock dividends                     (254,780)
                                                  ----------

Basic EPS:
Net earnings available to common shareholders      1,622,570                          6,710,000                   $0.24
                                                                                                                  =====
Effect of dilutive securities:
Preferred stock dividends                            254,780
                                                  ----------
Conversion of preferred stock                                                         3,662,500
Stock options                                                                           715,131
                                                                                     ----------
Diluted EPS:
Net earnings available to common shareholders
 and assumed full conversions                     $1,877,350                         11,087,631                   $0.17
                                                  ==========                         ==========                   =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview
--------

Conning Corporation revenues consist of asset management and related fees, research services, and other income.

The Company's asset management and related revenues are derived from three sources: asset management fees, private equity fund management fees, and fees related to the Company's mortgage and real estate activities. Asset management fees primarily reflect fees for discretionary asset management services provided to insurance company clients, including GenAmerica Corporation (GenAmerica), its subsidiaries and its affiliates. Asset management fees are generally a function of the overall fee rate charged to each account and the level of assets under management. A portion of these revenues is generated when the Company provides investment advisory services as well as when the Company provides investment accounting and reporting services on a stand-alone basis. Assets under management can be affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts and investment performance which may depend on general market conditions.

The Company's private equity fund management fees represent annual management fees based on a percentage of committed capital and a participation in specified net gains of the funds. The Company's commercial mortgage fees primarily reflect fees associated with loan originations, which approximate
 .75-1.0% of the loan balance, as well as fees associated with ongoing servicing and management fees with respect to loans originated in portfolios managed by the Company. In addition to loans for GenAmerica subsidiaries and affiliates, the Company originates mortgage loans for securitized offerings by investment banking firms from time to time.

Conning's assets under discretionary management were $27.5 billion as of March 31, 1998, an increase of $1.5 billion from $26.0 billion under management at December 31, 1997. The net increase in assets during the first quarter is due to an increase in assets from existing clients and net additions of new clients since year-end. Total assets serviced increased $5.4 billion since year-end to $85.5 billion at March 31, 1998. New client activity in investment advisory assets serviced was the key cause of this increase, accompanied by stable growth in the Company's core assets under discretionary management.

Results of Operations
---------------------

Statement of income for the three months ended March 31, 1998 compared to the three months ended March 31, 1997

Total revenues increased 29% to $19.7 million for the first three months of 1998 versus $15.3 million for the same period in 1997. This increase was primarily attributable to the increase in asset management and related fees resulting from the growth in assets managed for existing clients and net additions of new clients. Research service revenues increased 40% to

$4.2 million for the three months ended March 31, 1998 from $3.0 million for the same period in 1997 as a result of continued strong core research fees. Other income for the first three months of 1998 increased over $645,000, primarily due to investment income earned on the proceeds from the Company's initial public offering of common stock.

Total expenses increased 24% to $14.7 million for the first three months of 1998 from $11.9 million for the same period in 1997, due to increased employee compensation and benefits expenses, and increase in occupancy, marketing and certain other expenses associated with the growth in revenues. Total compensation and benefits increased 24% to $9.6 million from $7.8 million for the first three months of 1998 and 1997, respectively, primarily due to additional staffing in line with the Company's growth and additional incentive compensation accruals as a result of growth in operating income. The Company's incentive compensation practice continues to be based on the level of growth in the Company's operating profits.

Interest expense decreased significantly during the first three months of 1998 to $66,000 from $93,000 for the same period in 1997 due to a reduction in the outstanding principal amount of long-term debt.

Provision for income taxes increased by 46% from $1.5 million for the first three months of 1998 to $2.1 million for the same period in 1997 as a result of higher taxable income and the same effective tax rate for both periods.

As a result of all of the above, net income increased 51% to $2.8 million during the first three months of 1998 compared to $1.9 million for the same period in 1997.


Liquidity and Capital Resources
-------------------------------

The Company's business is not capital-intensive. Working capital requirements for the Company have historically been provided almost exclusively by operating cash flow. Management believes that the Company's existing capital, together with operating cash flow, will provide the Company with sufficient resources to meet its present and foreseeable future cash needs.

In December, 1997, the Company received approximately $34.5 million in net proceeds from its initial public offering of common stock that will be used for general corporate purposes, including potential strategic alliances and acquisitions. As of March 31, 1998, the Company has continued to invest the net proceeds from the offering in short-term, investment-grade, interest-bearing securities.

The Company generated approximately $5.4 million in cash flow from operations during the three months ended March 31, 1998. The Company uses its cash flow for existing operations, working capital, to pay dividends to shareholders, and for general corporate purposes. The Company invests excess cash in deposits with major financial institutions and short-term securities. The Company had no outstanding debt as of March 31, 1998 or December 31,1997.

The Company's subsidiary, Conning & Company, is subject to the net capital requirement imposed on registered broker-dealers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At March 31, 1998, Conning & Company had net capital of approximately $7.2 million, which was approximately $6.6 million in excess of the regulatory minimum.

The Company has a revolving subordinated loan agreement with a commercial bank for $2.0 million that, when utilized, qualifies as capital for purposes of the Exchange Act's net capital rules. The agreement expires on July 7, 1998. The Company did not utilize the revolving agreement during the three-months ended March 31, 1998.

The Company or a subsidiary acts as a general partner of certain private equity funds and maintains a 1% general partner's capital interest in such funds. The Company may also invest as a limited partner in future funds it may organize. Interests in such private equity funds are generally illiquid.

Impact of Inflation
-------------------

The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.


Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

Certain statements contained in this filing are or may constitute forward-looking statements, including, without limitation, statements relating to the Company's financial position, plans to increase revenues, competitive strengths, business objectives or strategies, insurance industry trends and expectations regarding GenAmerica's assets or activities. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements or from historical results. The Company's business entails a variety of additional risks, which are set forth in documents the Company has filled or will file from time to time with the SEC. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                 PART II
                            OTHER INFORMATION

Item 1.   Legal Proceedings.


      On November 14, 1994, the Insurance Commissioner of the Commonwealth of Pennsylvania, in its capacity as statutory liquidator of Rockwood Insurance Company ("Rockwood"), initiated an action in the Commonwealth Court of Pennsylvania against Conning & Company and certain of the officers of Conning & Company styled Maleski v. Conning & Company, et al., No. 94-7507 (subsequently amended to Linda S. Kaiser v. Conning). The action arises out of the Commissioner's previous retention of Conning & Company as placement agent for the sale of one of Rockwood's subsidiaries. The complaint alleges breach of fiduciary duty, breach of contract, professional negligence, bad faith and conspiracy, and seeks compensatory damages for approximately $6.5 million and unspecified punitive damages, costs and interest. Conning & Company is defending the action vigorously and the Company believes that Conning & Company has meritorious defenses to all claims. Although the matter is subject to uncertainty, the Company has entered into settlement discussions and believes that the probable outcome should not have a material adverse effect upon the Company.

      On July 8, 1997, a consolidated amended class-action complaint was filed against SS&C Technologies, Inc. ("SS&C") in the United States District Court, District of Connecticut, styled Marc A. Feiner, M.D., et al. v. SS&C Technologies, Inc., et al. (Civil Action No. 397CV00656(JBA) consolidated with Civil Action No. 397CV01077). The complaint names SS&C, the directors of SS&C at the time of SS&C's initial public offering (including John B.
Clinton, an officer of the Company), and lead underwriters Alex. Brown & Sons Incorporated and Hambrecht & Quist as defendants. The complaint alleges, among other things, there were material misstatements in the prospectus used by SS&C in an initial public offering in May 1996 and seeks, among other things, rescission and/or money damages, equitable relief and costs and expenses. Conning & Company, a subsidiary of the Company, was a participant of the underwriting syndicate in connection with SS&C's initial public offering, and thus may share, to the extent of its participation in the initial public offering, in any potential liability of the lead underwriters. General American Life Insurance Company (a GenAmerica Subsidiary) and a private equity fund of which a Conning & Company affiliate was a general partner were selling shareholders in SS&C's initial public offering, and the lead underwriters have demanded of the selling shareholders indemnity against any losses, claims, damages or liabilities arising out of the action and reimbursement for legal or other expenses incurred in connection with investigating or defending the action. Although the matter is subject to uncertainty as, among other things, the action is in the preliminary stages, the Company believes that the probable outcome of the pending action should not have a material adverse effect upon the Company.

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   See Index to Exhibits.

      (b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

                               SIGNATURES
                               ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONNING CORPORATION



                                       By: /s/ Leonard M. Rubenstein
                                           -------------------------
                                           Leonard M. Rubenstein
                                           Chairman and Chief Executive Officer
                                           (Principal Executive Officer)


                                           /s/ Fred M. Schpero
                                           -------------------
                                           Fred M. Schpero
                                           Senior Vice President and Chief
                                           Financial Officer

                                  INDEX TO EXHIBITS

Exhibit
Number                            Description
-------                           -----------
 3.1     Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Form 10-K (File No.
         0-023183) for the fiscal year ended December 31, 1997 filed
         March 23, 1998

 3.2 Bylaws of the Company incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 (No. 333-35993) filed September
         19, 1997

27.1     Financial Data Schedule