Form 10-Q
period 1998-06-30
CONNING CORP
filed 1998-07-30
CIK 801051

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(MARK ONE)
   /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 31, 1998:
13,255,750 SHARES

                CONNING CORPORATION AND SUBSIDIARIES


                         TABLE OF CONTENTS

ITEM                                                               PAGE
----                                                               ----
                      PART I - FINANCIAL INFORMATION
                      ------------------------------

1     Financial Statements                                              1

      Condensed Consolidated Balance Sheets (Unaudited)
      June 30, 1998 and December 31, 1997                               1

      Condensed Consolidated Statements of Income (Unaudited)
      Three months ended June 30, 1998 and June 30, 1997                2

      Condensed Consolidated Statements of Income (Unaudited)
      Six months ended June 30, 1998 and June 30, 1997                  3

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      Six months ended June 30, 1998 and June 30, 1997                  4

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                            5-7

2     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                     8-11

                    PART II - OTHER INFORMATION
                    ---------------------------

1     Legal Proceedings                                                 12

5     Other Information                                                 13

6     Exhibits and Reports on Form 8-K                                  13

      Signatures                                                        14

      Index to Exhibits                                                 15

                                                 PART I
                                         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

                                      CONNING CORPORATION AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                                  (Unaudited)

                                ASSETS                                           1998                   1997
                                                                             ------------           -----------
Current assets:
   Cash and cash equivalents                                                 $ 43,288,879           $43,085,406
   Short-term investments                                                      30,856,185            16,337,362
   Accounts receivable, net                                                     8,731,638            10,784,236
   Marketable equity securities                                                   525,580               600,662
   Income taxes receivable                                                        208,404             1,355,973
   Prepaid expenses and other current assets                                      322,082               358,669
                                                                             ------------           -----------
      Total current assets                                                     83,932,768            72,522,308
Non-marketable investments at value                                             3,469,241             2,349,678
Equipment and leasehold improvements, at cost, less
   accumulated depreciation of $1,126,694 and $1,127,320                        1,409,138             1,525,436
Deferred income taxes                                                           1,913,473             1,736,413
Goodwill                                                                       17,306,296            17,812,822
Other assets                                                                    3,108,413             3,910,696
                                                                             ------------           -----------
      Total assets                                                           $111,139,329           $99,857,353
                                                                             ============           ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Compensation payable                                                      $  6,671,897           $11,149,000
   Deferred revenue                                                             4,788,904             3,201,336
   Due to affiliates                                                            5,270,387             1,379,188
   Accounts payable and other accrued expenses                                 12,061,409             6,566,742
                                                                             ------------           -----------
      Total current liabilities                                                28,792,597            22,296,266
Accrued rent liability                                                          3,245,814             3,375,465
Other payables                                                                    400,000               480,000
                                                                             ------------           -----------
      Total liabilities                                                        32,438,411            26,151,731
                                                                             ------------           -----------

Common stock, $.01 par value:  50,000,000 shares authorized;
   13,255,000 and 13,250,000 shares issued and outstanding for
   1998 and 1997, respectively                                                    132,550               132,500
Additional paid-in capital                                                     73,152,602            73,126,002
Retained earnings                                                               5,415,766               447,120
                                                                             ------------           -----------
      Total shareholders' equity                                               78,700,918            73,705,622
                                                                             ------------           -----------

      Total liabilities and shareholders' equity                             $111,139,329           $99,857,353
                                                                             ============           ===========



                 See accompanying notes to interim condensed consolidated financial statements.


                                      CONNING CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                                  (Unaudited)
                                                                                 1998                  1997
                                                                              -----------           -----------
REVENUES:
   Asset management and related fees                                          $15,349,592           $11,923,499
   Research services                                                            4,338,444             3,511,762
   Other income                                                                   869,831               198,291
                                                                              -----------           -----------
      Total revenues                                                           20,557,867            15,633,552
                                                                              -----------           -----------

EXPENSES:
   Employee compensation and benefits                                           9,544,971             7,462,100
   Occupancy and equipment costs                                                1,120,037               812,290
   Marketing and production costs                                               1,811,022             1,440,940
   Professional services                                                          589,714               306,891
   Amortization of goodwill and other                                             707,848               757,344
   Other operating expenses                                                     1,151,432               898,993
                                                                              -----------           -----------
      Total expenses                                                           14,925,024            11,678,558
                                                                              -----------           -----------

Operating income                                                                5,632,843             3,954,994
Interest expense                                                                   64,416                70,466
                                                                              -----------           -----------
   Income before provision for income taxes                                     5,568,427             3,884,528
Provision for income taxes                                                      2,371,718             1,663,981
                                                                              -----------           -----------
   Net income                                                                 $ 3,196,709           $ 2,220,547
                                                                              ===========           ===========

Preferred stock dividends                                                             -                 248,100
                                                                              -----------           -----------
Net earnings available to common shareholders                                 $ 3,196,709           $ 1,972,447
                                                                              ===========           ===========

Weighted average diluted shares outstanding                                    14,263,873            11,090,733
Earnings per share:
   Basic                                                                      $      0.24           $      0.29
   Diluted                                                                    $      0.22           $      0.20





                 See accompanying notes to interim condensed consolidated financial statements.


                                      CONNING CORPORATION AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                                  (Unaudited)
                                                                                 1998                  1997
                                                                              -----------           -----------
REVENUES:
   Asset management and related fees                                          $30,034,956           $24,078,612
   Research services                                                            8,506,131             6,465,286
   Other income                                                                 1,697,233               377,727
                                                                              -----------           -----------
      Total revenues                                                           40,238,320            30,921,625
                                                                              -----------           -----------

EXPENSES:
   Employee compensation and benefits                                          19,176,694            15,254,633
   Occupancy and equipment costs                                                2,265,269             1,630,344
   Marketing and production costs                                               3,369,173             2,724,972
   Professional services                                                        1,141,302               686,276
   Amortization of goodwill and other                                           1,415,695             1,514,690
   Other operating expenses                                                     2,219,142             1,730,133
                                                                              -----------           -----------
      Total expenses                                                           29,587,275            23,541,048
                                                                              -----------           -----------

Operating income                                                               10,651,045             7,380,577
Interest expense                                                                  130,391               163,761
                                                                              -----------           -----------
   Income before provision for income taxes                                    10,520,654             7,216,816
Provision for income taxes                                                      4,492,008             3,118,919
                                                                              -----------           -----------
   Net income                                                                 $ 6,028,646           $ 4,097,897
                                                                              ===========           ===========

Preferred stock dividends                                                             -                 502,880
                                                                              -----------           -----------
Net earnings available to common shareholders                                 $ 6,028,646           $ 3,595,017
                                                                              ===========           ===========

Weighted average diluted shares outstanding                                    14,209,630            11,145,422
Earnings per share:
   Basic                                                                      $      0.45           $      0.53
   Diluted                                                                    $      0.42           $      0.37




                 See accompanying notes to interim condensed consolidated financial statements.


                                       CONNING CORPORATION & SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                                  (Unaudited)
                                                                                 1998                  1997
                                                                             ------------          ------------
OPERATING ACTIVITIES:
   Net income                                                                $  6,028,646          $  4,097,897
   Adjustment for items not affecting cash:
      Depreciation                                                                362,422               272,100
      Amortization of goodwill and other                                        1,415,696             1,514,690
      Deferred income tax provision                                              (177,060)             (835,276)
      Net unrealized appreciation on non-marketable investments                  (335,358)                  -
      Net change in securities held for market making                              75,082                45,625
      Accretion of discounts on short-term investments                           (335,849)             (131,551)
      Changes in:
        Accounts receivable                                                     2,052,598            (1,787,704)
        Prepaid expenses and other assets                                         (70,300)            1,501,554
        Accounts payable and other accrued expenses                             5,414,667             1,285,514
        Income taxes receivable                                                 1,147,569              (963,379)
        Due to affiliates                                                       3,891,199              (148,338)
        Deferred revenue                                                        1,587,568               (16,720)
        Accrued rent liability                                                   (129,651)             (143,394)
        Compensation payable                                                   (4,477,103)           (3,951,554)
                                                                             ------------          ------------
          Net cash provided by operating activities                            16,450,126               739,464
                                                                             ------------          ------------

INVESTING ACTIVITIES:
   Purchases of non-marketable partnership investments                           (879,138)              (80,808)
   Distribution from non-marketable partnership investments                        94,933                   -
   Purchases of equipment and other assets, net                                  (246,124)             (600,636)
   Purchases of short-term investments                                        (49,023,672)          (30,841,503)
   Maturities of short-term investments                                        34,840,698            30,395,168
                                                                             ------------          ------------
          Net cash used in investing activities                               (15,213,303)           (1,127,779)
                                                                             ------------          ------------

FINANCING ACTIVITIES:
   Repayment of long term debt                                                        -              (2,000,000)
   Issuance of Series B preferred stock                                               -                  79,950
   Conversion of Series B preferred stock                                             -                 183,700
   Issuance of common stock                                                        26,650                   -
   Dividends on common stock                                                   (1,060,000)                  -
   Dividends on preferred stock                                                       -                (502,880)
                                                                             ------------          ------------
          Net cash used in financing activities                                (1,033,350)           (2,239,230)
                                                                             ------------          ------------

Net change in cash and cash equivalents                                           203,473            (2,627,545)
Cash and cash equivalents, beginning of period                                 43,085,406             9,816,568
                                                                             ------------          ------------
Cash and cash equivalents, end of period                                     $ 43,288,879          $  7,189,023
                                                                             ============          ============






                 See accompanying notes to interim condensed consolidated financial statements.


                      CONNING CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited, interim condensed consolidated financial statements of Conning Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries as of June 30, 1998 and their results of operations for the three and six month periods ended June 30, 1998 and 1997 and their cash flows for the six month periods ended June 30, 1998 and 1997. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - DIVIDENDS

The Company has paid cash dividends of $0.08 per share on its common stock through June 30, 1998. During July, 1998 the Company declared a $0.04 per share quarterly cash dividend on the Company's common stock, payable on September 11, 1998 to shareholders of record on August 21, 1998.

NOTE 3 - MORTGAGE SERVICING OPERATIONS

During January, 1998, the Company assumed certain mortgage servicing functions for its clients which include acting as an agent in the collection and processing of principal and interest loan payments and escrow items. As of June 30, 1998, the Company maintained approximately $8.3 million in escrow balances off-balance sheet as the amounts were not considered to be owned or operated by the Company.

NOTE 4 - EARNINGS PER SHARE

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 1998:

                                                    Income (numerator)     Shares (denominator)        Per Share Amount
                                                    ------------------     --------------------        ----------------
BASIC EPS:
Net earnings available to common
  shareholders                                          $3,196,709              13,250,722                  $ 0.24
                                                        ----------                                          ======
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                    1,013,151
                                                                                ----------
DILUTED EPS:
Net earnings available to common
  shareholders and assumed full conversions             $3,196,709              14,263,873                  $ 0.22
                                                        ==========              ==========                  ======


FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 1997:

                                                    Income (numerator)     Shares (denominator)        Per Share Amount
                                                    ------------------     --------------------        ----------------
Net income                                              $2,220,544
Less: preferred stock dividends                           (248,100)
                                                        ----------
BASIC EPS:
Net earnings available to common
  shareholders                                           1,972,444               6,810,222                  $ 0.29
                                                                                                            ======
EFFECT OF DILUTIVE SECURITIES:
Preferred stock dividends                                  248,100
                                                        ----------

Conversion of preferred stock                                                    3,665,000
Stock options                                                                      615,511
                                                                                ----------
DILUTED EPS:
Net earnings available to common
  shareholders and assumed full conversions             $2,220,544              11,090,733                  $ 0.20
                                                        ==========              ==========                  ======




FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1998:

                                                    Income (numerator)     Shares (denominator)        Per Share Amount
                                                    ------------------     --------------------        ----------------
BASIC EPS:
Net earnings available to common
  shareholders                                          $6,028,646              13,250,342                  $ 0.45
                                                        ----------                                          ======
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                      959,288
                                                                                ----------
DILUTED EPS:
Net earnings available to common
  shareholders and assumed full conversions             $6,028,646              14,209,630                  $ 0.42
                                                        ==========              ==========                  ======


FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1997:

                                                    Income (numerator)     Shares (denominator)        Per Share Amount
                                                    ------------------     --------------------        ----------------
Net income                                              $4,097,897
Less: preferred stock dividends                           (502,880)
                                                        ----------
BASIC EPS:
Net earnings available to common
  shareholders                                           3,595,017               6,760,111                  $ 0.53
                                                                                                            ======
EFFECT OF DILUTIVE SECURITIES:
Preferred stock dividends                                  502,880
                                                        ----------
Conversion of preferred stock                                                    3,663,750
Stock options                                                                      721,561
                                                                                ----------
DILUTED EPS:
Net earnings available to common
  shareholders and assumed full conversions             $4,097,897              11,145,422                  $ 0.37
                                                        ==========              ==========                  ======


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW
--------

Conning Corporation revenues consist of asset management and related fees, research services, and other income.

The Company's asset management and related revenues are derived from three sources: asset management fees, private equity fund management fees, and fees related to the Company's mortgage and real estate activities. Asset management fees primarily reflect fees for discretionary asset management services provided to insurance company clients, including GenAmerica Corporation ("GenAmerica"), its subsidiaries and its affiliates. Asset management fees are generally a function of the overall fee rate charged to each account and the level of assets under management. A portion of these revenues is generated when the Company provides investment advisory services as well as when the Company provides investment accounting and reporting services on a stand-alone basis. Assets under management can be affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts and investment performance which may depend on general market conditions.

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

Conning's assets under discretionary management were $28.2 billion as of June 30, 1998, an increase of $2.2 billion from $26.0 billion under management at December 31, 1997. The net increase in assets during the six month period is due to an increase in assets from existing clients and net additions of new clients since year-end. Total assets serviced increased $6.9 billion since year-end to $87.0 billion at June 30, 1998. New client activity in investment advisory assets serviced was the key cause of this increase, accompanied by stable growth in the Company's core assets under discretionary management.

RESULTS OF OPERATIONS
---------------------

Statement of income for the three months ended June 30, 1998 compared to the three months ended June 30, 1997

Total revenues increased 31% to $20.6 million for the three months ended June 30, 1998 versus $15.6 million for the same period in 1997. This increase was primarily attributable to the increase in asset management and related fees resulting from the growth in assets managed for existing clients and net additions of new clients. Research service revenues increased 24% to $4.3 million for the three months ended June 30, 1998 from $3.5 million for the same period in 1997 as a result of continued strong core research fees supplemented by the Company's participation in public securities underwritings. Other income for the three months ended June 30, 1998 increased over $670,000, primarily due to investment income earned on the proceeds from the Company's initial public offering of common stock.

Total expenses increased 28% to $14.9 million for the three months ended June 30, 1998 from $11.7 million for the same period in 1997, due to increased employee compensation and benefits expenses, and an increase in occupancy, marketing and certain other expenses associated with the growth in revenues. Total compensation and benefits increased 28% to $9.5 million from $7.5 million for the three months ended June 30, 1998 and 1997, respectively, due to moderate staffing increases for Company growth and additional incentive compensation accruals as a result of growth in operating income. The Company's incentive compensation practice continues to be based on the level of growth in the Company's operating profits.

Provision for income taxes increased by 43% to $2.4 million for the three month period ended June 30, 1998 from $1.7 million for the same period in 1997 as a result of higher taxable income. The effective tax rate for both periods remained relatively consistent.

As a result of all of the above, net income increased 44% to $3.2 million during the three month period ended June 30, 1998 compared to $2.2 million for the same period in 1997.


Statement of income for the six months ended June 30, 1998 compared to the six months ended June 30, 1997

Total revenues increased 30% to $40.2 million for the six months ended June 30, 1998 versus $30.9 million for the same period in 1997. This increase was primarily attributable to the increase in asset management and related fees resulting from the growth in assets managed for existing clients and net additions of new clients. Research service revenues increased 32% to $8.5 million for the six months ended June 30, 1998 from $6.5 million for the same period in 1997 as a result of continued strong core research fees and the Company's increased activity in the capital markets. Other income for the six months ended June 30, 1998 increased over $1.3 million, primarily due to investment income earned on the proceeds from the Company's initial public offering of common stock.

Total expenses increased 26% to $29.6 million for the six months ended June 30, 1998 from $23.5 million for the same period in 1997, due to increased employee compensation and benefits expenses, and an increase in occupancy, marketing and certain other expenses associated with the growth in revenues. Total compensation and benefits increased 26% to $19.2 million from $15.3 million for the six months ended June 30, 1998 and 1997, respectively, primarily due to additional staffing related to the Company's growth and additional incentive compensation accruals as a result of growth in operating income. The Company's incentive compensation practice continues to be based on the level of growth in the Company's operating profits.

Provision for income taxes increased by 44% to $4.5 million for the six month period ended June 30, 1998 from $3.1 million for the same period in 1997 as a result of higher taxable income. The effective tax rate for both periods remained relatively consistent.

As a result of all of the above, net income increased 47% to $6.0 million during the six month period ended June 30, 1998 compared to $4.1 million for the same period in 1997.


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

In December, 1997, the Company received approximately $34.5 million in net proceeds from its initial public offering of common stock that will be used for general corporate purposes, including potential strategic alliances and acquisitions. As of June 30, 1998, the Company has continued to invest the net proceeds from the offering in short-term, investment-grade, interest-bearing securities. On July 2, 1998, the Company announced that it had entered into a definitive agreement to acquire substantially all of the assets and operations of Schroder Mortgage Associates LP, a specialty asset manager providing mortgage products and servicing to institutional buyers of commercial mortgages and mortgage-backed securities. This transaction has an initial cash purchase payment of approximately $21.0 million and is expected to close during the third quarter of 1998. An additional $3.0 million may be paid contingent upon achieving certain financial objectives.

The Company generated approximately $16.5 million in cash flow from operations during the six months ended June 30, 1998. The Company uses its cash flow for existing operations, working capital, to pay dividends to shareholders, and for general corporate purposes. The Company invests excess cash in deposits with major financial institutions and short-term securities. The Company had no outstanding debt as of June 30, 1998 or December 31, 1997.

On July 28, 1998, pursuant to the Board of Directors' authorization, the Company purchased 318,188 shares of common stock held by Maurice W. Slayton, a director and President of the Company, for total consideration of $6,397,488 based upon the average closing price per share of the Company's common stock for the five trading days preceding the date of purchase. The Company believed this transaction represented an opportunity to obtain treasury stock on attractive terms and intends to use the shares for acquisitions, employee stock plans and other related corporate purposes.
Mr. Slayton continues to have a significant financial interest in the Company. Mr. Slayton will continue to be a member of the Board of Directors and will remain in his capacity as President of the Company for the foreseeable future. However, over the past several months, other members of the senior management team have assumed responsibility for the day-to-day operations of the Company's various lines of business as part of Mr. Slayton's transition toward retirement.

The Company's subsidiary, Conning & Company, is subject to the net capital requirement imposed on registered broker-dealers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At June 30, 1998, Conning & Company had net capital of approximately $10.2 million, which was approximately $9.5 million in excess of the regulatory minimum.

The Company has a revolving subordinated loan agreement with a commercial bank for $2.0 million that, when utilized, qualifies as capital for purposes of the Exchange Act's net capital rules. The agreement expires on July 7, 1998. The Company did not utilize the revolving agreement during the six months ended June 30, 1998.

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

                              PART II
                         OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.


      On November 14, 1994, the Insurance Commissioner of the Commonwealth of Pennsylvania, in its capacity as statutory liquidator of Rockwood Insurance Company ("Rockwood"), initiated an action in the Commonwealth Court of Pennsylvania against Conning & Company and certain of the officers of Conning & Company styled Maleski v. Conning & Company, et al., No. 94-7507 (subsequently amended to Linda S. Kaiser v. Conning). The action arises out of the Commissioner's previous retention of Conning & Company as placement agent for the sale of one of Rockwood's subsidiaries. The complaint alleges breach of fiduciary duty, breach of contract, professional negligence, bad faith and conspiracy, and seeks compensatory damages for approximately $6.5 million and unspecified punitive damages, costs and interest. During the second quarter, Conning & Company concluded an immaterial settlement agreement and mutual release with Rockwood that released Conning & Company and the officers named in the suit from any and all action pertaining to the Rockwood matter.

      On July 8, 1997, a consolidated amended class-action complaint was filed against SS&C Technologies, Inc. ("SS&C") in the United States District Court, District of Connecticut, styled Marc A. Feiner, M.D., et al. v. SS&C Technologies, Inc., et al. (Civil Action No. 397CV00656(JBA) consolidated with Civil Action No. 397CV01077). The complaint names SS&C, the directors of SS&C at the time of SS&C's initial public offering (including John B. Clinton, an officer of Conning & Company), and lead underwriters Alex. Brown & Sons Incorporated and Hambrecht & Quist as defendants. The complaint alleges, among other things, that there were material misstatements in the prospectus used by SS&C in an initial public offering in May 1996 and seeks, among other things, rescission and/or money damages, equitable relief and costs and expenses. Conning & Company, a subsidiary of the Company, was a participant of the underwriting syndicate in connection with SS&C's initial public offering, and thus may share, to the extent of its participation in the initial public offering, in any potential liability of the lead underwriters. General American Life Insurance Company (a GenAmerica subsidiary) and a private equity fund of which a Conning & Company affiliate was a general partner were selling shareholders in SS&C's initial public offering, and the lead underwriters have demanded of the selling shareholders indemnity against any losses, claims, damages or liabilities arising out of the action and reimbursement for legal or other expenses incurred in connection with investigating or defending the action. Although the matter is subject to uncertainty because, among other things, the action is in the preliminary stages, the Company believes that the probable outcome of the pending action should not have a material adverse effect upon the Company.

ITEM 5.         OTHER INFORMATION.

      Securities Exchange Act Rule 14a-8 permits shareholders to submit proposals to be included in the Company's proxy statement for the annual meeting of the shareholders. The Company must consider including a proposal in the proxy statement if the Company receives notice of the proposal at least 120 days prior to the corresponding date of the Company's proxy statement for the previous year's annual meeting. Shareholder proposals submitted outside the processes of Rule 14a-8 must be submitted to the Company by February 22, 1999.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K.

                (a)   See Index to Exhibits.

                (b) No reports on Form 8-K were filed during the six months ended June 30, 1998, however, the Company filed a Form 8-K on July 7, 1998, relating to the definitive agreement to acquire substantially all of the assets and operations of Schroder Mortgage Associates, LP.

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