Form 10-Q
period 1998-09-30
CONNING CORP
filed 1998-11-12
CIK 801051

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                      OR

   / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                              -------------------

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

                              -------------------

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                       YES   X      NO
                                           -----       ------

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 30, 1998: 12,938,562 SHARES

                        CONNING CORPORATION AND SUBSIDIARIES

                                 TABLE OF CONTENTS

ITEM                                                                           PAGE
----                                                                           ----
                       PART I - FINANCIAL INFORMATION
                       ------------------------------

1    Financial Statements                                                      1

     Condensed Consolidated Balance Sheets (Unaudited)
     September 30, 1998 and December 31, 1997                                  1

     Condensed Consolidated Statements of Income (Unaudited)
     Three month periods ended September 30, 1998 and September 30, 1997       2

     Condensed Consolidated Statements of Income (Unaudited)
     Nine month periods ended September 30, 1998 and September 30, 1997        3

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Nine month periods ended September 30, 1998 and September 30, 1997        4

     Notes to Condensed Consolidated Financial
     Statements (Unaudited)                                                    5-8

2    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                             9-14

                        PART II - OTHER INFORMATION
                        ---------------------------

1    Legal Proceedings                                                         15

5    Other Information                                                         15

6    Exhibits and Reports on Form 8-K                                          15

     Signatures                                                                16

     Index to Exhibits                                                         17

                                                   PART I
                                           FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                    CONNING CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                                (Unaudited)

                        ASSETS                                                1998                      1997
                                                                          ------------              -----------
Current assets:
   Cash and cash equivalents                                              $ 30,288,429              $43,085,406
   Short-term investments                                                   23,091,892               16,337,362
   Accounts receivable, net                                                  9,246,060               10,784,236
   Marketable equity securities                                                251,390                  600,662
   Income taxes receivable                                                         --                 1,355,973
   Prepaid expenses and other current assets                                   506,504                  358,669
                                                                          ------------              -----------
      Total current assets                                                  63,384,275               72,522,308
Non-marketable investments at value                                          3,926,859                2,349,678
Equipment and leasehold improvements, at cost,
   net of accumulated depreciation                                           1,416,332                1,525,436
Deferred income taxes                                                        3,225,630                1,736,413
Goodwill                                                                    37,921,783               17,812,822
Other assets                                                                 2,734,950                3,910,696
                                                                          ------------              -----------
      Total assets                                                        $112,609,829              $99,857,353
                                                                          ============              ===========

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Compensation payable                                                   $  9,616,515              $11,149,000
   Deferred revenue                                                          3,411,961                3,201,336
   Due to affiliates                                                         4,150,759                1,379,188
   Income taxes payable                                                      1,661,251                      --
   Accounts payable and other accrued expenses                              14,951,082                6,566,742
                                                                          ------------              -----------
      Total current liabilities                                             33,791,568               22,296,266
Accrued rent liability                                                       3,169,669                3,375,465
Other payables                                                                 360,000                  480,000
                                                                          ------------              -----------
      Total liabilities                                                     37,321,237               26,151,731
                                                                          ------------              -----------

Common stock                                                                   132,558                  132,500
Additional paid-in capital                                                  73,157,845               73,126,002
Retained earnings                                                            8,395,677                  447,120
Treasury stock                                                              (6,397,488)                     --
                                                                          ------------              -----------
      Total shareholders' equity                                            75,288,592               73,705,622
                                                                          ------------              -----------

      Total liabilities and shareholders' equity                          $112,609,829              $99,857,353
                                                                          ============              ===========

              See accompanying notes to interim condensed consolidated financial statements.

                                    CONNING CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                                (Unaudited)

                                                                               1998                    1997
                                                                            -----------             -----------
REVENUES:
   Asset management and related fees                                        $16,207,425             $11,939,742
   Research services                                                          4,310,369               3,812,092
   Other income                                                                 184,985                 251,415
                                                                            -----------             -----------
      Total revenues                                                         20,702,779              16,003,249
                                                                            -----------             -----------

EXPENSES:
   Employee compensation and benefits                                         9,296,434               8,304,293
   Occupancy and equipment costs                                              1,184,370                 879,126
   Marketing and production costs                                             1,908,063               1,273,688
   Professional services                                                        577,798                 460,962
   Amortization of goodwill and other                                           592,708                 733,179
   Other operating expenses                                                   1,025,474                 761,066
                                                                            -----------             -----------
      Total expenses                                                         14,584,847              12,412,314
                                                                            -----------             -----------

Operating income                                                              6,117,932               3,590,935
Interest expense                                                                 62,827                  68,999
                                                                            -----------             -----------
   Income before provision for income taxes                                   6,055,105               3,521,936
Provision for income taxes                                                    2,557,692               1,197,415
                                                                            -----------             -----------
   Net income                                                               $ 3,497,413             $ 2,324,521
                                                                            ===========             ===========

Preferred stock dividends                                                           --                  247,620
                                                                            -----------             -----------
Net earnings available to common shareholders                               $ 3,497,413             $ 2,076,901
                                                                            ===========             ===========

Weighted average diluted shares outstanding                                  13,912,815              11,086,929
Earnings per share:
   Basic                                                                    $      0.27             $      0.30
   Diluted                                                                  $      0.25             $      0.21

              See accompanying notes to interim condensed consolidated financial statements.

                                    CONNING CORPORATION AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                                (Unaudited)

                                                                               1998                    1997
                                                                            -----------             -----------
REVENUES:
   Asset management and related fees                                        $46,242,381             $36,018,354
   Research services                                                         12,816,500              10,277,378
   Other income                                                               1,882,218                 629,142
                                                                            -----------             -----------
      Total revenues                                                         60,941,099              46,924,874
                                                                            -----------             -----------

EXPENSES:
   Employee compensation and benefits                                        28,473,128              23,558,926
   Occupancy and equipment costs                                              3,449,639               2,509,470
   Marketing and production costs                                             5,277,236               3,998,660
   Professional services                                                      1,719,100               1,147,238
   Amortization of goodwill and other                                         2,008,403               2,247,869
   Other operating expenses                                                   3,244,616               2,491,199
                                                                            -----------             -----------
      Total expenses                                                         44,172,122              35,953,362
                                                                            -----------             -----------

Operating income                                                             16,768,977              10,971,512
Interest expense                                                                193,218                 232,760
                                                                            -----------             -----------
   Income before provision for income taxes                                  16,575,759              10,738,752
Provision for income taxes                                                    7,049,700               4,316,334
                                                                            -----------             -----------
   Net income                                                               $ 9,526,059             $ 6,422,418
                                                                            ===========             ===========

Preferred stock dividends                                                           --                  750,500
                                                                            -----------             -----------
Net earnings available to common shareholders                               $ 9,526,059             $ 5,671,918
                                                                            ===========             ===========

Weighted average diluted shares outstanding                                  14,124,559              11,094,110
Earnings per share:
   Basic                                                                    $      0.72             $      0.83
   Diluted                                                                  $      0.67             $      0.58

              See accompanying notes to interim condensed consolidated financial statements.

                                     CONNING CORPORATION & SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                                (Unaudited)

                                                                                  1998                    1997
                                                                              ------------             -----------
OPERATING ACTIVITIES:
   Net income                                                                 $  9,526,059             $ 6,422,418
   Adjustment for items not affecting cash:
     Depreciation                                                                  545,498                 674,186
     Amortization of goodwill and other                                          2,008,403               1,953,115
     Deferred income tax provision                                              (1,489,217)              1,386,987
     Net unrealized appreciation on non-marketable
         investments                                                              (527,869)                    --
     Net change in securities held for market making                               349,272                  45,625
     Accretion of discounts on short-term investments                             (733,052)               (177,764)
     Changes in:
       Accounts receivable                                                       1,538,176              (3,236,070)
       Prepaid expenses and other assets                                           (89,453)               (161,088)
       Accounts payable and other accrued expenses                               8,264,340               2,113,379
       Income taxes receivable                                                   3,017,224              (1,842,858)
       Due to affiliates                                                         2,771,571                (847,752)
       Deferred revenue                                                            210,625                 (29,077)
       Accrued rent liability                                                     (205,796)               (205,988)
       Compensation payable                                                     (1,532,485)             (1,354,734)
                                                                              ------------             -----------
         Net cash provided by operating activities                              23,653,296               4,740,379
                                                                              ------------             -----------

INVESTING ACTIVITIES:
     Purchases of non-marketable partnership investments                        (1,144,245)               (162,719)
     Distribution from non-marketable partnership investments                       94,933                     --
     Purchases of equipment and other assets, net                                 (436,394)               (720,500)
     Purchases of short-term investments                                       (65,450,785)            (54,545,324)
     Maturities of short-term investments                                       59,429,307              51,895,168
     Acquisition of Schroder Mortgage Associates                               (21,000,000)                    --
                                                                              ------------             -----------
         Net cash used in investing activities                                 (28,507,184)             (3,533,375)
                                                                              ------------             -----------

FINANCING ACTIVITIES:
     Repayment of long term debt                                                       --               (2,000,000)
     Issuance of Series B preferred stock                                              --                   79,950
     Conversion of Series B preferred stock                                            --                  183,700
     Issuance of common stock                                                       31,901                     --
     Purchase of common stock for treasury                                      (6,397,488)                    --
     Dividends on common stock                                                  (1,577,502)                    --
     Dividends on preferred stock                                                      --                 (750,500)
                                                                              ------------             -----------
         Net cash used in financing activities                                  (7,943,089)             (2,486,850)
                                                                              ------------             -----------

Net change in cash and cash equivalents                                        (12,796,977)             (1,279,846)
Cash and cash equivalents, beginning of period                                  43,085,406               9,816,568
                                                                              ------------             -----------
Cash and cash equivalents, end of period                                      $ 30,288,429             $ 8,536,722
                                                                              ------------             -----------

                 See accompanying notes to interim condensed consolidated financial statements.

                        CONNING CORPORATION & SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited, interim condensed consolidated financial statements of Conning Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial information reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries as of September 30, 1998 and their results of operations for the three and nine month periods ended September 30, 1998 and 1997 and their cash flows for the nine month periods ended September 30, 1998 and 1997. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These unaudited financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 -- DIVIDENDS

The Company has paid cash dividends of $0.12 per share on its common stock through September 30, 1998. During October, 1998 the Company declared a $0.04 per share quarterly cash dividend on the Company's common stock, payable on December 4, 1998 to shareholders of record on November 13, 1998.

NOTE 3 -- MORTGAGE SERVICING OPERATIONS

During January, 1998, the Company assumed certain mortgage servicing functions for its clients which include acting as an agent in the collection and processing of principal and interest loan payments and escrow items. As of September 30, 1998, the Company maintained approximately $11.9 million in escrow balances off-balance sheet as the amounts were not considered to be owned or operated by the Company.

NOTE 4 -- EARNINGS PER SHARE

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998:
                                                                Income            Shares             Per Share
                                                              (Numerator)      (Denominator)           Amount
                                                              -----------      -------------         ---------
BASIC EPS:
Net earnings available to common shareholders                 $3,497,413        13,036,554             $0.27
                                                              ----------                               =====
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                      876,261
                                                                                ----------
DILUTED EPS:
Net earnings available to common shareholders
   and assumed full conversions                               $3,497,413        13,912,815             $0.25
                                                              ==========        ==========             =====

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997:

                                                                Income            Shares             Per Share
                                                              (Numerator)      (Denominator)           Amount
                                                              -----------      -------------         ---------
Net income                                                    $2,324,521
Less: preferred stock dividends                                 (247,620)
                                                              ----------
BASIC EPS:
Net earnings available to common shareholders                  2,076,901         6,820,000             $0.30
                                                                                                       =====
EFFECT OF DILUTIVE SECURITIES:
Preferred stock dividends                                        247,620
                                                              ----------
Conversion of preferred stock                                                    3,665,000
Stock options                                                                      601,929
                                                                                ----------
DILUTED EPS:
Net earnings available to common shareholders and
   assumed full conversions                                   $2,324,521        11,086,929             $0.21
                                                              ==========        ==========             =====




FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998:

                                                                Income            Shares             Per Share
                                                              (Numerator)      (Denominator)           Amount
                                                              -----------      -------------         ---------
BASIC EPS:
Net earnings available to common shareholders                 $9,526,059        13,179,092             $0.72
                                                              ----------                               =====
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                      945,467
                                                                                ----------
DILUTED EPS:
Net earnings available to common shareholders
   and assumed full conversions                               $9,526,059        14,124,559             $0.67
                                                              ==========        ==========             =====

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997:

                                                                Income            Shares             Per Share
                                                              (Numerator)      (Denominator)           Amount
                                                              -----------      -------------         ---------
Net income                                                    $6,422,418
Less: preferred stock dividends                                 (750,500)
                                                              ----------
BASIC EPS:
Net earnings available to common shareholders                  5,671,918         6,780,074             $0.83
                                                                                                       =====
EFFECT OF DILUTIVE SECURITIES:
Preferred stock dividends                                        750,500
                                                              ----------
Conversion of preferred stock                                                    3,664,167
Stock options                                                                      649,869
                                                                                ----------
DILUTED EPS:
Net earnings available to common shareholders and
   assumed full conversions                                   $6,422,418        11,094,110             $0.58
                                                              ==========        ==========             =====

NOTE 5 -- ACQUISITION OF SCHRODER MORTGAGE ASSOCIATES, LP

On August 18, 1998, the Company completed the acquisition of the assets and operations of Schroder Mortgage Associates LP (SMA), a specialty asset manager providing mortgage products and servicing to institutional buyers of commercial mortgages and mortgage-back securities. The transaction was accounted for as a purchase and, accordingly, the revenues and operating results of SMA since the acquisition date are included in the consolidated statements of operations for the three and nine months ended September 30, 1998. The operations of SMA were not material to the consolidated financial results of the Company for the three and nine month periods ended September 30, 1998.

The purchase price consisted of an initial cash payment of approximately $21.0 million, including acquisition expenses, and may include additional contingent consideration payments of up to $4.0 million over the next three years, subject to meeting certain financial targets. The acquisition resulted in goodwill of approximately $21.0 million, which will be amortized over 20 years.

The following unaudited pro forma financial information has been prepared assuming that the acquisition of SMA has occurred at the beginning of the periods presented after including the impact of certain adjustments including amortization of goodwill, loss of investment income from the use of working capital and the related income tax effects.

                                                      Nine Months Ended
                                                        September 30,
                                                  -------------------------
                                                    1998              1997
                                                  -------           -------
Statement of income data:
   Revenues                                       $63,428           $48,262
   Expenses                                        45,674            37,371
                                                  -------           -------
   Operating income                                17,754            10,891
   Interest expense                                   267               279
                                                  -------           -------
   Earnings before income taxes                    17,487            10,612
   Provision for income taxes                       7,446             4,515
                                                  -------           -------
   Net income                                     $10,041           $ 6,097
                                                  =======           =======

Earnings per share data:
   Basic                                          $  0.76           $  0.79
   Diluted                                        $  0.71           $  0.55


NOTE 6 -- SUBSEQUENT EVENT

On October 15, 1998, the Company announced it entered into a definitive agreement to acquire Noddings & Associates and Noddings Investment Group (collectively "Noddings"). The acquisition will be treated as a purchase, having an initial purchase price of $4.5 million, including acquisition expenses, and may include additional contingent consideration payments up to a maximum of approximately $27 million in the aggregate over the next three years, subject to meeting certain financial growth targets. The transaction is expected to close during the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
--------

Conning Corporation revenues consist of asset management and related fees, research services, and other income.

The Company's asset management and related revenues are derived from three sources: asset management fees, private equity fund management fees, and fees related to the Company's mortgage and real estate activities. Asset management fees primarily reflect fees for discretionary asset management services provided to insurance company clients, including GenAmerica Corporation ("GenAmerica"), its subsidiaries and its affiliates. Asset management fees are generally a function of the overall fee rate charged to each account and the level of assets under management. A portion of these revenues is generated when the Company provides investment advisory services as well as when the Company provides investment accounting and reporting services on a stand-alone basis. Assets under management can be affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts, and investment performance which may depend on general market conditions.

The Company's private equity fund management revenues represent annual management fees based on a percentage of committed capital and a participation in certain specified net gains of the funds.

The Company's commercial mortgage fees primarily reflect fees associated with loan originations, which approximate .75-1.0% of the loan balance, as well as fees associated with ongoing servicing and management fees with respect to loans originated in portfolios managed by the Company. In addition to loans for GenAmerica subsidiaries and affiliates, the Company originates mortgage loans for unaffiliated insurance and pension clients and for securitized offerings by investment banking firms from time to time.

Conning's assets under discretionary management were $28.8 billion as of September 30, 1998, an increase of $2.8 billion from $26.0 billion under management at December 31, 1997. The net increase in assets during the nine-month period is due to an increase in assets from existing clients and net additions of new clients since year-end. Total assets serviced increased $8.7 billion since year-end to $88.8 billion at September 30, 1998. New client activity in investment advisory assets serviced was the key cause of this increase, accompanied by stable growth in the Company's core assets under discretionary management.

RESULTS OF OPERATIONS
---------------------

Statement of income for the three months ended September 30, 1998 compared to the three months ended September 30, 1997

Total revenues increased 29% to $20.7 million for the three months ended September 30, 1998 versus $16.0 million for the same period in 1997. This increase was primarily attributable to the increase in asset management and related fees resulting from the growth in assets managed for existing clients and net additions of new clients. Approximately 23% of the increase stems from increased mortgage origination activity which is largely a function of the timing of loan closings. Research service revenues increased 13% to $4.3 million for the three months ended September 30, 1998 from $3.8 million for the same period in 1997 as a result of continued strong core research fees. Underwriting fees, included in research service revenues, decreased by approximately 70% from $1.3 million for the three months ended September 30, 1997 to $0.4 million for the same period in 1998, which was offset by the 59% increase in core research fees for the comparable periods. Other income for the three months ended September 30, 1998 decreased approximately $66,000, primarily due to unrealized losses on equity investments reflective of the stock market performance during the period.

Total expenses increased 18% to $14.6 million for the three months ended September 30, 1998 from $12.4 million for the same period in 1997, due primarily to increased employee compensation and benefits expenses as well as an increase in marketing and production, occupancy and equipment and certain other expenses associated with the growth in revenues. Total compensation and benefits increased 12% to $9.3 million from $8.3 million for the three months ended September 30, 1998 and 1997, respectively, and represents over 45% of the total increase in expenses for the period. The increase is due to moderate staffing increases for Company growth and additional incentive compensation accruals as a result of growth in operating income. The Company's incentive compensation practice continues to be based on the level of growth in the Company's operating profits. Marketing and production costs increased 50% from $1.3 million for the three months ended September 30, 1997 to $1.9 million for the three months ended September 30, 1998 due to the increased marketing support for the Company's products and variable costs associated with the increased core research revenues.

Provision for income taxes increased by approximately $1.4 million to $2.6 million for the three month period ended September 30, 1998 from $1.2 million for the same period in 1997 as a result of higher taxable income. The effective tax rate has remained relatively consistent during 1998 at approximately 42%. The significant increase in the effective tax rate in 1998 compared to 1997 of approximately 34% was attributable to the Company utilizing state net operating loss carryforwards during the third quarter of 1997.

As a result of all of the above, net income increased 50% to $3.5 million during the three month period ended September 30, 1998 compared to $2.3 million for the same period in 1997.

Statement of income for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997

Total revenues increased 30% to $60.9 million for the nine months ended September 30, 1998 versus $46.9 million for the same period in 1997. This increase was primarily attributable to the increase in asset management and related fees resulting from the growth in assets managed for existing clients and net additions of new clients. Approximately 24% of the increase stems from the increased mortgage origination activity which is largely a function of the timing of loan closings. Research service revenues increased 25% to $12.8 million for the nine months ended September 30, 1998 from $10.3 million for the same period in 1997 as a result of continued strong core research fees and stable underwriting revenues. Other income for the nine months ended September 30, 1998 increased over $1.3 million, primarily due to investment income earned on the proceeds from the Company's initial public offering of common stock.

Total expenses increased 23% to $44.2 million for the nine months ended September 30, 1998 from $36.0 million for the same period in 1997, due to increased employee compensation and benefits expenses, and an increase in marketing and production, occupancy and equipment and certain other expenses associated with the growth in revenues. Total compensation and benefits increased 21% to $28.5 million from $23.6 million for the nine months ended September 30, 1998 and 1997, respectively, primarily due to additional staffing necessary for the Company's growth and additional incentive compensation accruals as a result of growth in operating income. The Company's incentive compensation practice continues to be based on the level of growth in the Company's operating profits.

Provision for income taxes increased by 63% to $7.0 million for the nine month period ended September 30, 1998 from $4.3 million for the same period in 1997 as a result of higher taxable income. The effective tax rate has remained relatively consistent during 1998 at approximately 42%. The slight increase in the effective rate in 1998 compared to 1997 of approximately 40% was attributable to the Company utilizing state net operating loss carryforwards during the third quarter of 1997.

As a result of all of the above, net income increased 48% to $9.5 million during the nine month period ended September 30, 1998 compared to $6.4 million for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's business is not capital-intensive. Historically, working capital requirements for the Company have been provided almost exclusively by operating cash flow. Management believes that the Company's existing capital, together with operating cash flow, will provide the Company with sufficient resources to meet its present and foreseeable future cash needs.

In December 1997, the Company received approximately $34.5 million in net proceeds from its initial public offering of common stock that will be used for general corporate purposes, including potential strategic alliances and acquisitions. As of September 30, 1998, the Company has continued to invest the net proceeds from the offering in short-term, investment-grade, interest-bearing securities.

On August 18, 1998, the Company completed the previously announced acquisition of the assets and operations of Schroder Mortgage Associates LP, a specialty asset manager providing mortgage products and servicing to institutional buyers of commercial mortgages and mortgage-backed securities. This purchase consisted of an initial cash payment of approximately $21.0 million including acquisition expenses, and may include additional contingent consideration payments of up to $4 million over the next three years subject to meeting certain financial targets.

On October 15, 1998, the Company announced that it had entered into a definitive agreement to acquire Noddings & Associates and Noddings Investment Group (collectively "Noddings"), a privately held Chicago-based specialty asset manager having expertise in managing convertible securities portfolios and providing convertible investment strategies for large institutional and high net worth individuals. The transaction has an initial cash purchase price of approximately $4.5 million and an additional $27 million in the aggregate may be paid over the next three years subject to meeting certain financial growth targets. The acquisition is expected to close during the fourth quarter.

The Company generated approximately $23.7 million in cash flow from operations during the nine months ended September 30, 1998. The Company uses its cash flow for existing operations, working capital, to pay dividends to shareholders, and for general corporate purposes. During the third quarter, the Company used approximately $6.4 million in working capital to purchase non-registered common shares into treasury from a Company officer. The Company invests excess cash in deposits with major financial institutions and short-term securities. The Company had no outstanding debt as of September 30, 1998 or December 31, 1997.

The Company's subsidiary, Conning & Company, is subject to the net capital requirement imposed on registered broker-dealers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At September 30, 1998, Conning & Company had net capital of approximately $11.9 million, which was approximately $10.9 million in excess of the regulatory minimum.

The Company has a revolving subordinated loan agreement with a commercial bank for $2.0 million that expires on December 31, 1998. Subject to certain financial criteria and approval by the National Association of Securities Dealers regional office, borrowings qualify as capital for purposes of the Exchange Act's net capital rules. During the nine months ended September 30, 1998, the Company exceeded the associated financial criteria but did not utilize the revolving agreement.

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

YEAR 2000
---------

Many of the world's computer systems currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" or "Y2K" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact.

The Company has established a Year 2000 Compliance Team, with a charter to plan and execute a Y2K compliance effort. The team is made up of an existing staff of skilled and experienced associates. The Company has progressed through its awareness and assessment stages. In addition to internal systems, the Company relies on external systems and has included in the assessment and inventory those systems of significant external parties such as vendors, banks, and broker-dealers. Once the inventory was complete, the Compliance team conducted a thorough risk analysis, which covered both internal and external systems. This analysis was submitted to Company management and formed the foundation of the Y2K Compliance Plan.

The Company has substantially completed remediation for internally supported systems, which primarily involved enhancing software code. The Company anticipates completing this phase by December 31, 1998. In addition to remediation, compliance strategies include: upgrading hardware and software to compliant versions, replacing non-compliant systems with compliant systems, retiring non-compliant systems and securing Y2K Compliance Statements from system vendors and significant external business partners. Upgraded and replacement systems are being tested along with remediated systems.

Compliance testing is well under way and currently on target. The plan for testing is scheduled to be completed by March 31, 1999. The Compliance Test Team is testing each system in order of risk, as established in the risk assessment. The Company is also communicating with most of its external business partners, suppliers and vendors in an effort to determine their Y2K readiness. There is no known method to completely determine compliance of external systems, but every reasonable effort is being made to assure compliance of these external systems. The Y2K external readiness evaluation is progressing on target and is scheduled to be complete June 30, 1999. There are many companies that produce the products and services that are supplied to the Company by these external sources. In the event a particular supplier, vendor or business partner is unable to provide products or services to the Company due to a Year 2000 failure, the Company believes it has adequate alternate sources for such products or services. There can be no guarantee, however, that similar or identical products or services would be available on the same terms and conditions or that the Company would not experience some adverse effect as a result of switching to such alternate sources.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities and operations. Such failures could adversely affect the Company's results of operations, liquidity and financial condition, particularly as a result of the uncertainty of the Y2K readiness of third-party suppliers and clients. The Company believes that, with the completion of the Compliance effort, the possibility of significant interruptions of normal operations will be significantly reduced.

The Company has implemented control procedures so that once compliance is established, non-compliant system changes or the introduction of non-compliant new systems will not impact the Company's compliance status. Another important part of the Company's Y2K compliance effort is contingency planning. Reasonable and appropriate plans are being formulated so that any disruption caused by the Year 2000 issue does not materially affect the Company's business or results of operations. The contingency plans are being formulated in conjunction with the compliance testing process. The plans are scheduled to be complete by December 31, 1998.

The Company estimates the total cost to the Company for its Y2K compliance effort, including external and internal expenditures will be approximately $400,000, almost all of which the Company believes will be incurred during 1998 and 1999. Based on the activities described above, the Company does not believe that the Year 2000 issue will have a material adverse effect on the Company's business or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

Certain statements contained in this filing are or may constitute forward-looking statements, including, without limitation, statements relating to the Company's financial position, plans to increase revenues, competitive strengths, business objectives or strategies, insurance industry trends and expectations regarding GenAmerica's assets or activities. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements or from historical results. The Company's business entails a variety of additional risks, including Year 2000 issues as discussed herein, which are set forth in documents the Company has filed or will file from time to time with the SEC. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                   PART II
                              OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

   On July 8, 1997, a consolidated amended class-action complaint was filed against SS&C Technologies, Inc. ("SS&C") in the United States District Court, District of Connecticut, styled Marc A. Feiner, M.D., et al. v. SS&C Technologies, Inc., et al. (Civil Action No. 397CV00656(JBA) consolidated with Civil Action No. 397CV01077). There have been no material developments since the Company first reported this matter in the Form 10-Q (File No. 0-023183) for the fiscal quarter ended June 30, 1998, filed July 30, 1998.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a)      See Index to Exhibits.

   (b) On July 7, 1998, the Company filed a Form 8-K relating to the definitive agreement to acquire substantially all of the assets and operations of Schroder Mortgage Associates, LP. On September 2, 1998, the Company filed a Form 8-K relating to the filing of the required financial statements, pro forma financial information and exhibits relating to the Schroder Mortgage Associates, LP acquisition. On October 16, 1998, the Company filed a Form 8-K relating to the definitive agreement to acquire Noddings & Associates and Noddings Investment Group.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CONNING CORPORATION


                                    By: /s/ Leonard M. Rubenstein
                                       --------------------------------------
                                        Leonard M. Rubenstein
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)


                                        /s/ Fred M. Schpero
                                       --------------------------------------
                                        Fred M. Schpero
                                        Senior Vice President and Chief
                                        Financial Officer

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

27          Financial Data Schedule

