Form 10-K405
period 1998-12-31
CONNING CORP
filed 1999-03-29
CIK 801051

====================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-K

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM         TO

                   COMMISSION FILE NUMBER 0-23183

                     [LOGO] CONNING CORPORATION
       (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           MISSOURI                                   43-1719355
(STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                         700 MARKET STREET
                     ST. LOUIS, MISSOURI 63101
       (ADDRESS AND ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                           (314) 444-0498
        (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OR THE ACT: NONE

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          (TITLE OF CLASS)

               COMMON STOCK, PAR VALUE $.01 PER SHARE

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

             YES /X/                            NO / /

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS
PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN
DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K  /X/.

    THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY
NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 17, 1999: $72,116,591

   NUMBER OF SHARES OUTSTANDING AS OF MARCH 17, 1999: 13,374,500

                DOCUMENTS INCORPORATED BY REFERENCE

    PORTIONS OF THE REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL
MEETING OF STOCKHOLDERS PRESENTLY SCHEDULED FOR MAY 11, 1999 ARE
INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

====================================================================

                             TABLE OF CONTENTS
Item 1.    Business..................................................      1

Item 2.    Properties................................................     10

Item 3.    Legal Proceedings.........................................     11

Item 4.    Submission of Matters To a Vote of Security Holders.......     12

Item 4A.   Executive Officers of the Registrant......................     12

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters.....................................     14

Item 6.    Selected Financial Data...................................     15

Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................     17

Item 7A.   Quantitative and Qualitative Disclosures About Market
             Risk....................................................     24

Item 8.    Financial Statements and Supplementary Data...............     24

Item 9.    Changes In and Disagreements with Accountants on
             Accounting and Financial Disclosure.....................     45

Item 10.   Directors and Executive Officers of the Registrant........     45

Item 11.   Executive Compensation....................................     45

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management..............................................     45

Item 13.   Certain Relationships and Related Transactions............     45

Item 14.   Exhibits, Financial Statement Schedules and Reports on
             Form 8-K................................................     45

                          PART I

ITEM 1. BUSINESS

  GENERAL OVERVIEW

    Conning Corporation (the "Company" or "Conning") is an asset management company providing various asset management and related services to the insurance industry and is also a provider of insurance research. The Company is the successor to the businesses conducted by Conning, Inc. and its operating subsidiary, Conning & Company (collectively, "Conning, Inc."), and Conning Asset Management Company, formerly known as General American Investment Management Company ("GAIMCO"), pursuant to a merger (the "Strategic Merger") effected in August 1995. Prior to the Strategic Merger, Conning, Inc. and GAIMCO were unrelated business entities. Conning, Inc. was an 85-year old Hartford, Connecticut based insurance specialty asset management firm which provided asset management services and research to the insurance industry. GAIMCO was a registered investment adviser which provided investment advisory services primarily to its parent, General American Life Insurance Company ("General American"), and its affiliates, collectively known as GenAmerica Corporation ("GenAmerica"). The parties effected the Strategic Merger in order to combine complementary businesses, each with specialties in the insurance industry, and to build a platform from which to leverage additional growth. Other than historical financial statements and data, information herein concerning the Company for periods prior to the date of the Strategic Merger, including, without limitation, the amount of assets under management and in private equity funds, includes the Company and its predecessors unless the context indicates otherwise.

    In December 1997, the Company completed an initial public offering of 2,875,000 shares of the Company's common stock, par value $.01 per share, all of which were sold by the Company. The Company received approximately $34.6 million in net proceeds (after deducting issuance costs) from the stock sale.

    The Company is a holding company that conducts its business through three subsidiaries: (i) Conning, Inc, is a wholly-owned subsidiary of the Company and serves as an intermediate holding company; (ii) Conning & Company is a wholly-owned subsidiary of Conning, Inc. and is a registered investment adviser and broker-dealer; and (iii) Conning Asset Management Company is a wholly-owned subsidiary of Conning & Company and is a registered investment adviser. Throughout this report, the terms "Company" and "Conning" refer to Conning Corporation and its subsidiaries.

    The Company's business is asset management for insurance companies, which is supplemented by its in-depth research focused on the insurance industry. As of December 31, 1998, the Company had approximately $29.6 billion of assets under discretionary management and, in total, provided services with respect to approximately $90.4 billion of assets primarily for insurance company clients. In 1998, the Company had revenues of approximately $82.2 million and net earnings of approximately $13.1 million.

    On August 18, 1998, the Company, through C&C and CAM, acquired substantially all the assets and operations of Schroder Mortgage Associates L.P. ("SMA") in a transaction accounted for as a purchase (the "Transaction"). The purchase price was $21.0 million (including acquisition expenses), with additional contingent consideration that may be paid in the amount of $4 million over the next three years, subject to meeting certain financial targets. As a result of the Transaction, the excess cost over fair value of net assets acquired was approximately $21.0 million and is being amortized over a 20-year period. The goodwill is considered deductible for federal income tax purposes.

    On December 16, 1998, the Company completed the acquisition of substantially all of the assets and certain liabilities of Noddings Investment Group, Inc. ("NIG") and Noddings & Associates, Inc. ("N&A") from NIG and N&A, respectively, in a transaction accounted for as a purchase (the "Purchase Agreement"). The assets acquired consisted principally of contracts with investment advisory clients, working capital of the business and other intangible assets. The purchase price was $4.3 million in cash (including acquisition expenses), with additional contingent consideration that may be paid in the amount of up to $27 million in cash payable over a three year period after the closing, subject to meeting certain financial targets. As a result of the Purchase Agreement, the excess cost over fair value of net assets acquired was approximately $3.3 million and is being amortized over a 20-year period. The goodwill is considered deductible for federal income tax purposes.

  ASSET MANAGEMENT

    The Company's asset management services consist of three components: (i) discretionary asset management services, (ii) investment advisory services, and (iii) investment accounting & reporting services. In connection with its discretionary asset management services, the Company originates and services commercial mortgages and manages investments in real estate assets. The Company also sponsors and manages private equity funds investing in insurance and insurance-related companies.

    As of December 31, 1998, the Company provided services with respect to approximately $90.4 billion in assets, of which approximately (i) $29.6 billion represented assets under discretionary management, (ii) $29.3 billion represented assets serviced under investment advisory agreements and (iii) $31.5 billion represented assets receiving investment accounting and reporting services on a stand-alone basis. This array of services allows the Company to provide a fully integrated product offering, with some clients utilizing all of the asset management services the Company offers, and others utilizing only selected services. Assets serviced by the Company have increased at a compound annual rate of approximately 25% from December 31, 1993 to December 31, 1998; as shown in the following table:

                                         ASSETS SERVICED BY THE COMPANY<F1>
                                                  (IN BILLIONS)
                                                                            AS OF DECEMBER 31,
                                                     -----------------------------------------------------------------
                                                     1998        1997        1996        1995        1994        1993
Asset under discretionary management
    Unaffiliated...................................  $12.4       $11.8       $10.1       $ 8.9       $ 6.6       $ 5.8
    Affiliated.....................................   17.2        14.2        10.6         8.7         6.9         6.3
                                                     -----       -----       -----       -----       -----       -----
        Total......................................   29.6        26.0        20.7        17.6        13.5        12.1
Investment advisory................................   29.3        21.3        20.8        15.9        14.7        14.7
Investment accounting and reporting................   31.5        32.8        11.7         6.7         2.8         2.5
                                                     -----       -----       -----       -----       -----       -----
        Total......................................  $90.4       $80.1       $53.2       $40.2       $31.0       $29.3
                                                     =====       =====       =====       =====       =====       =====

--------
<F1> Since January 1, 1995, the assets of the general account of General
     American have been under contract with GAIMCO (now known as Conning Asset Management Company). General account assets prior to January 1, 1995 were managed by the investment division of General American, a predecessor of GAIMCO, and are included in assets under management for years prior to 1995. Data for 1995 and prior periods are presented on a pro forma basis to include both Conning and GAIMCO assets under management.

    Discretionary Asset Management and Investment Advisory Services. The Company's assets under discretionary management have increased at a compound annual rate of approximately 20% from December 31, 1993 to December 31, 1998, with assets of General American-related (affiliated) accounts increasing approximately 22% and assets of other clients (unaffiliated) increasing approximately 16% during the period. During 1998, assets under discretionary management of the Company increased by approximately 14%. The Company's insurance asset management services are designed to optimize investment returns for clients within the constraints imposed by insurance regulatory, accounting, tax and asset/liability management considerations. The Company utilizes a team-based, client-oriented approach, drawing upon a variety of insurance specialists, including researchers, actuaries and investment, financial and tax professionals, with specific industry expertise, investment class knowledge, insurance product knowledge, risk analysis, portfolio management and client relationship skills. The Company supports a variety of asset classes, as shown in the following table:

               ASSETS UNDER DISCRETIONARY MANAGEMENT
                           (IN BILLIONS)
                                                  AS OF
              ASSET CLASSES                 DECEMBER 31, 1998
Corporate bonds...........................        $ 9.5
Asset-backed securities...................          6.3
Mortgage loans and real estate............          3.0
Municipal bonds...........................          2.4
Government bonds..........................          1.6
Private placements........................          2.5
Indexed equity............................          1.7
Short-term obligations....................          1.3
Equity....................................          0.9
Convertible securities....................          0.3
Real estate...............................          0.1
                                                  -----
    Total.................................        $29.6
                                                  =====

    The Company works with each client individually to conduct an in-depth analysis of its insurance operations and investment objectives. This broad strategic approach is designed to address each client's core needs to model asset and liability durations and manage risk and maximize returns. In particular, the Company analyzes the client's strategic objectives, operational forecasts, business needs, cash flows, regulatory and rating agency concerns, and accounting and tax issues. The Company utilizes a "top down" investment methodology, beginning with an analysis of macro-economic and capital market conditions. Additionally, the Company considers the client's current portfolio characteristics, management's risk tolerance, investment guidelines, performance benchmarks and desired asset allocation. The Company undertakes quantitative analyses, including (i) asset/liability analyses, (ii) analyses of cash flows, interest rate risk and surplus adequacy, (iii) peer group comparisons, and (iv) asset allocation modeling. The Company also utilizes its insurance-related research products, including property/casualty and life/health profitability models, a loss ratio and loss reserve analysis service, and a tax optimization model.

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

    The Company also provides stand-alone investment advisory services to clients who are seeking only business analysis and asset allocation or diversification advice. Such advice typically includes a review of the portfolio from the standpoint of liability structure, capital adequacy, return on equity, asset allocation, regulatory and rating agency implications, and income and cash flow requirements. As of December 31, 1998, the Company had approximately $29.3 billion in assets under investment advisory contracts on a stand-alone basis.

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

    Private Placement Investing. As of December 31, 1998, the Company managed approximately $2.5 billion in private placement securities, most of which were purchased on behalf of General American and its affiliates. Private placement securities are acquired pursuant to negotiated transactions between investors and issuers pursuant to exemptions from registration with the Securities and Exchange Commission (SEC). While less liquid than public securities, private placements often contain investment characteristics favorable to investors such as more stringent financial covenants, prepayment protection, collateral or higher yields than similar public securities. The Company purchases both fixed and floating rate U.S. dollar denominated private securities on behalf of its client accounts, primarily of investment grade quality and primarily according to a "buy and hold" strategy. Such an investment in a private placement is generally between $5 million and $15 million.

    Investment Accounting and Reporting. As of December 31, 1998, the Company's investment accounting and reporting services provided stand-alone investment accounting for approximately $31.5 billion in assets. All $90.4 billion in assets serviced by the Company are supported by the Company's investment accounting and reporting system. The Company's investment accounting and reporting services include management and regulatory reporting on invested assets, operating income, and capital gains and losses. These services have been designed to address the needs of clients for timely and accurate reporting for management purposes, as well as the increased information required in filings with state and federal regulatory authorities regarding assets and liabilities and risk-based capital allocations, including Schedules B and D of the standard insurance industry annual statutory financial report.

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

                                      PRIVATE EQUITY COMMITTED CAPITAL
                                              (IN MILLIONS)
                                                              AVERAGE COMMITTED CAPITAL
                                       -----------------------------------------------------------------------
                                        1998         1997         1996         1995         1994         1993
Fund I...............................  $  --        $  --        $  7.7       $ 18.9       $ 28.4       $ 42.4
Fund II..............................    67.6         67.6         67.7         67.7         67.7         67.7
Fund III.............................    56.6         56.6         56.6         56.6         50.1         21.8
Fund IV..............................    40.4         40.4         39.8         18.7          --           --
Fund V...............................   168.8         56.3          --           --           --           --
                                       ------       ------       ------       ------       ------       ------
    Total............................  $333.4       $220.9       $171.8       $161.9       $146.2       $131.9
                                       ======       ======       ======       ======       ======       ======

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

    Subject to the ability to raise capital, the Company currently plans to maintain several funds at any point in time, reflecting the approximate ten-year life cycle of the funds. The objective of the funds is to liquidate their investments through public offerings, sale of the portfolio company or the fund's investment, redemption or otherwise. Since inception, approximately 15 portfolio companies have emerged as public entities. The Company receives annual management fees from the private equity funds of approximately 2% of committed funds and a specified interest in the cumulative net profit. Certain of the Company's professionals share in the Company's share of any profit participation.

  MORTGAGE LOAN AND REAL ESTATE

    Mortgage Origination and Service of Real Estate. As of December 31, 1998, the Company managed approximately $3.5 billion in commercial mortgage loans and approximately $100 million in investment real estate. During 1998, the Company originated approximately $1.0 billion of new mortgage loans, most of which were on behalf of General American and its affiliates. In addition, the Company is developing opportunities for placements for other insurance company clients and pension funds. The Company believes it has the capacity, under favorable market conditions, to generate over $1.0 billion in commercial mortgage loans annually.

    The Company has traditionally focused on originating commercial mortgage loans generally ranging in size from $2 million to $15 million, with varying maturities of five to twenty years, secured by office, industrial, retail or multi-family properties. The Company also provides development, advisory and management services with respect to real estate investment properties. The Company originates, actively monitors and manages its commercial mortgage loan and real estate portfolios through its St. Louis home office location and twelve field offices located in Arizona, California
(2), Colorado (2), Florida, Georgia, Illinois, Missouri, New York, Texas and Washington, D.C. The Company performs a full array of mortgage loan origination and portfolio management services including lease analysis, property valuation, economic and financial reviews, tenant analysis and oversight of default and bankruptcy proceedings. All properties are inspected each year and evaluated periodically based on internal quality ratings for purposes of loan loss reserve and internal management.

    The Company generally receives a fee associated with loan origination, which approximates 1% of the loan balance.

    Mortgage Servicing. The Company also provides ongoing commercial mortgage servicing, generally as part of an integrated mortgage loan origination program and in several cases on a stand-alone basis. As of December 31, 1998, the Company provided mortgage loan servicing for approximately $3.7 billion of mortgage loans, primarily for General American and its affiliates. Of this amount, approximately $0.5 billion was serviced on a stand-alone basis. The Company is rated as an acceptable master servicer and an average special servicer for purposes of servicing securitized loan portfolios by Fitch Investors Service, L.P. and has received an average ranking as a commercial loan servicer by Standard & Poor's. The Company also provides a wide range of mortgage loan and real estate accounting services, including reconciliation reports, mortgage loan and real estate reporting for regulatory agencies, management and outside clients, and tax analysis and support. See "Investment Accounting and Reporting." The Company established a relationship with an investment banking firm to originate mortgage loans. In 1995, the Company originated loans in the amount of approximately $172 million for a securitized offering by such investment banking firm, and the Company retained the master servicing of the entire loan portfolio totaling approximately $278 million. During 1998, the Company originated approximately $200 million of mortgage loans for such firm. Additionally, the Company is expanding efforts to market its mortgage loan origination and servicing and accounting capabilities to other life insurance companies.

    The Company also receives ongoing servicing fees and management fees with respect to mortgage loans in portfolios managed by the Company.

  INSURANCE RESEARCH

    The Company publishes in-depth insurance industry research covering major insurance industry trends, products, markets and business segments. The Company also publishes stock research on a broad group of publicly-traded insurance companies for some of the largest U.S. institutional money managers as well as pension funds, banks, mutual funds, and insurance companies. The Company's in-depth insurance industry research has been targeted to senior executives in the insurance industry for more than 20 years, and its Strategic Studies Series is subscribed to by many of the largest U.S. property-casualty insurance companies and largest U.S. life-health insurance companies.

    Additionally, the Company from time to time participates in the underwriting of public offerings of equity securities for insurance and insurance-related companies. Since 1993, the Company has participated in syndicates for more than 125 insurance-related underwritings for both initial and follow-on public offerings.

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

  ACCOUNTING, ADMINISTRATION AND OPERATIONS

    The Company's accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, the Company's management information and telecommunications systems, and the processing of the Company's securities transactions. General American provides certain of these functions pursuant to an Administrative Services Agreement. The Company contracts with outside services for securities pricing information in connection with its asset management and investment accounting and reporting services. See "Risk Factors and Cautionary Statements--Risk of Systems Failure; Dependence on Vendors," in Item 7.

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

    The Company's mortgage origination and servicing business faces competition from local and national mortgage brokerage firms, other direct institutional lenders and services, lending programs from investment banking firms and other financial institutions, many of whom are larger and have access to greater resources than the Company. The Company believes that the most important factors affecting competition for the origination of commercial mortgage loans are price, loan quality and service. For most customers, the Company's investment accounting and reporting services face competition from certain other asset management firms as well as certain software companies. The Company believes the most important factors affecting competition for investment accounting and reporting services are the quality and performance of the Company's software and service, and to a lesser extent price.

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

    Conning & Company and Conning Asset Management Company are registered as investment advisers with the SEC. As an investment adviser, each is subject to the requirements of the Investment Advisers Act of 1940, as amended (the "Advisers Act") and the SEC's regulations thereunder. They, and their employees engaged in advisory services, are also subject to certain state securities laws and regulations, and to certain state laws regarding fiduciaries. Federal and state regulations provide, among other things, limitations on the ability of investment advisers to charge performance-based or non-refundable fees to clients, record-keeping and reporting requirements, disclosure requirements, limitations on principal transactions between an adviser or its affiliates and advisory clients, requirements as to fees paid to solicitors, restrictions on commission and fee arrangements with broker-dealers, and advertising restrictions, as well as general anti-fraud prohibitions. The state securities law requirements applicable to employees of investment advisers include certain qualification requirements as to advisory employees. In addition, Conning Asset Management Company, as investment adviser to two mutual funds registered under the Investment Company Act of 1940, as amended (the "Investment Company Act"), is subject to requirements under the Investment Company Act and the SEC's regulations thereunder. The Company's mortgage origination and servicing activities are subject to the licensing requirements of certain states. Such requirements include, among other things, recordkeeping and reporting requirements, procedures for handling funds, and requirements that certain employees obtain and maintain appropriate licenses. In connection with the Company's private equity activities, Conning & Company, its affiliates and the private equity funds which they manage are relying on exemptions from registration under the Investment Company Act, the Securities Act of 1933, as amended and state securities laws. Failure to meet the requirements of any such exemptions could have a material adverse effect on the Company, its affiliates and the private equity funds they manage, including, without limitation, with respect to the manner in which they carry out their investment activities and on the compensation received by Conning & Company and its affiliates from the private equity funds.

    Conning & Company is registered as a broker-dealer with the SEC and in various states in the United States and is a member of, and subject to regulation by, the NASD.

    As a result of federal and state broker-dealer registration and SRO memberships, Conning & Company is subject to overlapping schemes of regulation which cover many aspects of its securities business. Such regulations cover matters including capital requirements, the use and safekeeping of customers funds and securities, record keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation, including in some instances "suitability" determinations as to certain customer transactions, limitations in the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

    Conning Asset Management Company is a fiduciary under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") and the Internal Revenue Code of 1986, as amended (the "Code"), and regulations thereunder with respect to the investments of its discretionary asset management clients which are employee benefit plans subject to ERISA and with respect to the investments of portfolios managed by the Company that contain assets of plans subject to ERISA. ERISA and the Code impose certain duties on persons who are fiduciaries of a plan and prohibit certain transactions involving the assets of a plan and its fiduciaries or other interested parties. Under ERISA and the Code, any person who exercises any authority or control over the management or disposition of the assets of a plan is generally considered to be a fiduciary of the plan. Under ERISA or the Code, in situations where the Company and its affiliates are providing investment management or other services to a plan, (i) the Company's actions would be governed by prudence and other fiduciary responsibility standards, and (ii) certain transactions in which the Company might seek to engage could constitute "prohibited transactions." If a prohibited transaction occurs for which no exemption is available, the Company and any other party in interest that has engaged in the prohibited transaction could be required, among other things, (i) to restore to the plan any profit realized on the transaction, (ii) to reimburse the plan for any losses suffered as a result of the transaction,
(iii) to pay an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues, and (iv) unless the transaction is corrected within statutorily required periods, to pay an additional tax equal to 100% of the amount involved in the transaction. Plan fiduciaries who participate in transactions with the Company could, under certain circumstances, be liable for prohibited transactions or other violations as a result of an investment or as co-fiduciaries for actions taken by or on behalf of the plan by the Company.

    Compliance with many of the regulations applicable to the Company involves a number of risks, particularly because applicable regulations in a number of areas, such as those governing affiliated transactions involving clients, may be subject to varying interpretation. Regulators make periodic examinations and review annual, monthly and other reports on the Company's operations and financial condition. In the event of a violation of or non-compliance with any applicable law or regulation, governmental regulators and SROs may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), criminal penalties, the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer or investment adviser, the suspension or disqualification of the broker-dealer's or investment adviser's officers or employees, the removal of the Company from its role as a fiduciary with respect to the investments of assets subject to ERISA, and other adverse consequences. The Company has not experienced any such penalties to date. Such violations or non-compliance could also subject the Company and/or its employees to civil actions by private persons. As an underwriter from time to time, Conning & Company is exposed to liability under federal and state securities laws and court decisions, including decisions with respect to underwriters' liability and limitations on indemnification of underwriters by issuers. For example, a firm that acts as an underwriter may be held liable for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel. Any governmental, SRO or private proceeding alleging violation of or non-compliance with laws or regulations could have a material adverse effect upon the Company's business, financial condition, results of operations and business prospects.

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

  NET CAPITAL REQUIREMENTS

    As a broker-dealer registered with the SEC and various states and a member firm of the NASD, Conning & Company is subject to the capital requirements of the SEC, the states, and the NASD. These capital requirements specify minimum levels of capital, computed in accordance with regulatory requirements ("net capital"), that such firm is required to maintain and also limit the amount of leverage that such firm is able to obtain in its respective business A failure of a broker-dealer to maintain its minimum required capital would require it to cease executing customer transactions until it returned to capital compliance, and could cause it to lose its membership on an exchange, or in an SRO, to lose its registration with the SEC or a state, or require its liquidation. Further, the decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum capital requirements, could cause material adverse consequences to the broker-dealer. For example, the SEC's capital regulations prohibit payment of dividends, redemption of stock and the prepayment of subordinated indebtedness if a broker-dealer's net capital thereafter would be less than 5% of aggregate debit items. These regulations also prohibit principal payments in respect of subordinated indebtedness if a broker-dealer's net capital thereafter would be less than 5% of aggregate debit items.

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

    At December 31, 1998, Conning & Company was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1.0 million and had total net capital of approximately $16.0 million, or approximately $15.0 million in excess of the amount required.

ITEM 2. PROPERTIES

    The Company's headquarters and certain of its executive offices are located in an approximately 25,000 square foot office space located at 700 Market Street, St. Louis, Missouri 63101 pursuant to a lease from General American. The Company also maintains executive offices in a 49,500 square foot office space located at 185 Asylum Street, Hartford, Connecticut pursuant to a lease expiring in 2005 with annual base rental expense of approximately $1.0 million until 1999 and a base rental expense of approximately $1.2 million from 1999 until

2004, subject to increases for taxes, insurance and operating expenses. The Company assumed an office lease in Chicago, Illinois in conjunction with the acquisition of the Noddings Group, having an annual rental expense of approximately $176,000 expiring in 2006, pursuant to a lease agreement. The Company also leases from third parties, or subleases from General American, each of twelve other office sites for its various mortgage loan and real estate offices located in Arizona, California (2), Colorado (2), Florida, Georgia, Illinois, Missouri, New York, Texas and Washington, D.C.

    The Company's principal offices in St. Louis and all but one of the remote office spaces described above are rented pursuant to written leases and a sublease between the Company and General American. The terms of such leases and the sublease (collectively, the "Leases") were designed to approximate the cost to General American of owning or leasing such spaces.

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

    The Company does not believe the outcome of the above legal proceeding would have any material effect on the Company's current or future use of the SS&C developed CAMRA software.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company currently are as follows:

                    NAME                       AGE               POSITION
    Leonard M. Rubenstein....................  53   Chairman, President and Chief Executive Officer
    Maurice W. Slayton.......................  60   Retired President
    John B. Clinton..........................  43   Executive Vice President
    Donald L. McDonald.......................  36   Executive Vice President
    Michael D. McLellan......................  42   Executive Vice President
    Thomas D. Sargent........................  40   Executive Vice President
    Fred M. Schpero..........................  45   Senior Vice President and Chief Financial Officer
    Christopher J. Swift.....................  38   Executive Vice President

    Following is certain additional information concerning each executive officer of the Company. Each such individual has served in his present capacity of his principal occupation for the last five years, unless otherwise indicated.

    LEONARD M. RUBENSTEIN, C.F.A., is Chairman, President and Chief Executive Officer of the Company and also serves as Chairman, President and Chief Executive of Conning Asset Management Company. Mr. Rubenstein assumed the title as President effective February 12, 1999 coinciding with the retirement of Maurice W. Slayton, Conning's former President. Prior to his position with Conning, Mr. Rubenstein spent 23 years in the investment operations of General American, where he held various positions, including Executive Vice President of Investments. From 1984 to 1991, he served as Vice President of General American. Mr. Rubenstein is a director of a number of General American subsidiaries, none of which is registered with the SEC except Reinsurance Group of America, Incorporated. He is a past president of the St. Louis Society of Financial Analysts.

    MAURICE W. SLAYTON was President of the Company since 1995, until his retirement effective February 1999. He continues to serve as President and Chief Executive Officer of Conning & Company. Mr. Slayton joined Conning in 1973. Prior thereto, he had 12 years of experience with Hartford Steam Boiler Inspection and Insurance Company and National Life of Vermont in a number of insurance and investment positions. He is currently a director of several insurance related entities, none of which is registered with the SEC except PennCorp Financial Group, Inc. Mr. Slayton is a member and past president of The Hartford Society of Financial Analysts.

    JOHN B. CLINTON, C.P.C.U., C.P.A., is Executive Vice President--Private Equity and previously served as a Senior Vice President in the private equity area since 1992. Prior to joining Conning & Company, Mr. Clinton was with KCP Holding Company and its subsidiary, National American Insurance Company of California, where he was CFO and Director. Prior to this, he was a Vice President of Dillon Read & Co., Inc. and a founding partner of Concord Partners, a private equity fund. He previously worked for New Court Securities and KPMG LLP.

    DONALD L. MCDONALD is Executive Vice President--Insurance Asset Management and previously served as a Senior Vice President in the asset management group since 1993. He is also Chief Investment Officer of Conning Asset Management Company. Mr. McDonald joined Conning & Company in 1992 from Daiwa Securities of America, where he was head of the mortgage-backed securities area. He has 15 years investment experience, including with Roosevelt & Cross and Salomon Brothers.

    MICHAEL D. MCLELLAN is Executive Vice President--Mortgage Loans and Real Estate and previously served as a Senior Vice President in the mortgage loan and real estate area with the Company since its formation in 1995. Prior to his position with the Company, Mr. McLellan spent 13 years with General American Investment Management Company and General American Life Insurance Company, where he held various positions including Vice President of Mortgage Loans and Real Estate. Mr. McLellan is an M.A.I. candidate (Member Appraisal Institute). Mr. McLellan also served as a director of the Company from August 1995 until April 1997.

    THOMAS D. SARGENT, C.F.A., is Executive Vice President--Research and previously served as a Senior Vice President in the research and publications area since 1993. Prior to joining Conning & Company in 1986, Mr. Sargent was in the commercial lending area at Connecticut Bank & Trust Company.

    FRED M. SCHPERO, C.P.A., has been a Senior Vice President and Chief Financial Officer of the Company since January 1997. Prior to that, Mr. Schpero was Vice President and Chief Financial Officer of Conning & Company from 1985 through 1996 and at Conning Asset Management Company from August 1996 through December 1996. Prior to joining Conning, he was 2nd Vice President--Finance with Security Connecticut Life Insurance Company and a senior accountant at the public accounting firm of PriceWaterhouse Coopers LLP.

    CHRISTOPHER J. SWIFT, C.P.A., is Executive Vice President--Sales, Marketing and Technology and previously served as a Senior Vice President of the Company since October 1997. Prior to joining the Company, Mr. Swift was an accountant with KPMG LLP for approximately 14 years, most recently as a financial services partner of the St. Louis office specializing in the insurance and mutual fund industries. Mr. Swift also served as the market leader of the insurance practice for KPMG LLP's St. Louis office.

                           PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

  PRICE RANGE OF COMMON STOCK

    On December 16, 1997, the Company's Common Stock commenced trading and is listed on The Nasdaq Stock Market(R) under the symbol "CNNG." There was no established public trading market for the Common Stock prior to December 16, 1997.

    For the period from January 1 through December 31, 1998, the high and low sales price of the Common Stock was $22.25 and $11.00, respectively.

    The registration statement for the Company's initial public offering of its Common Stock was effective December 15, 1997. The initial public offering price established on such date was $13.50 per share.

    The Company believes that there are approximately 123 holders of record for the Common Stock at March 17, 1999. The Company believes that there are in excess of 300 beneficial holders of the Common
Stock.

  DIVIDEND POLICY

    On February 12, 1998, the Board of Directors of the Company established the Company's initial dividend policy and declared a quarterly dividend of $0.04 per share on the Common Stock outstanding. The Company declared and paid four quarterly dividends during 1998 totaling $0.16 per share. On January 20, 1999, the Board of Directors declared a quarterly dividend of $0.05 per share on the Common Stock to record holders as of February 19, 1999, payable March 12, 1999. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Company's Board of Directors and will depend upon the Company's capital requirements and operating and financial condition, as well as the legal and regulatory restrictions from net capital rules of various regulatory bodies applicable to Conning & Company and such other factors as the Board of Directors may deem relevant.

  USE OF PROCEEDS

    In connection with the Company's initial public offering in December 1997, the net offering proceeds from the 2,875,000 shares registered was $34,595,000. The proceeds were identified by the Company as temporary investments. During 1998, the Company used approximately $24 million of the temporary investments for business acquisitions, and the remaining initial proceeds and related investment income remain as temporary investments. See notes 3 and 5 of the consolidated financial statements in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                                 SELECTED CONSOLIDATED FINANCIAL DATA

                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                        YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------
                                                       1998      1997      1996      1995      1995       1994
                                                                             (PRO FORMA)
CONNING CORPORATION
INCOME STATEMENT DATA<F1>:
REVENUE:
    Asset management and related fees..............   $62,755   $49,503   $40,456   $30,675   $24,050    $3,484
    Research services..............................    16,924    15,479    12,148     9,480     4,090       --
    Other income...................................     2,553     1,634     1,062       996       663        57
                                                      -------   -------   -------   -------   -------    ------
        Total revenues.............................    82,232    66,616    53,666    41,151    28,803     3,541
EXPENSES:
    Employee compensation and benefits.............    38,206    33,632    26,002    18,336    12,027       --
    Amortization of goodwill and other.............     2,609     2,969     3,081     2,911     1,289       --
    All other expenses.............................    18,416    14,572    12,791    12,515     9,195     1,429
                                                      -------   -------   -------   -------   -------    ------
        Total expenses.............................    59,231    51,173    41,874    33,762    22,511     1,429
Operating income...................................    23,001    15,443    11,792     7,389     6,292     2,112
Interest expenses..................................       254       301       729     1,364       521       --
Income before provision for income taxes...........    22,747    15,142    11,063     6,025     5,771     2,112
Provision for income taxes.........................     9,634     6,226     4,851     2,739     2,359       827
                                                      -------   -------   -------   -------   -------    ------
        Net income.................................    13,113     8,916     6,212     3,286     3,412     1,285
Preferred stock dividends..........................       --        963       906       906       351       --
Net earnings available to common shareholders......   $13,113   $ 7,953   $ 5,306   $ 2,380   $ 3,061    $1,285
Earnings per share:
    Basic..........................................   $  1.00   $  1.13   $  0.79
    Diluted........................................   $  0.93   $  0.80   $  0.57

                                                                    AS OF DECEMBER 31,
                                                       --------------------------------------------
                                                       1998      1997      1996      1995      1994
BALANCE SHEET DATA:
Total assets.......................................  $122,478   $99,857   $50,020   $46,177   $ 1,683
Long-term debt.....................................       --        --      2,000     9,000       --
Total liabilities..................................    42,301    26,152    20,870    24,552       356
Convertible preferred stock........................       --        --     24,782    17,002       --
Total common shareholders' equity..................    80,177    73,705     4,368     4,623     1,327
Number of shares outstanding.......................    13,571    13,250     6,710     6,710       0.1
Number of shares in treasury.......................       318       --        --        --        --

                                                       --------------------------------------------
                                                       1998      1997      1996      1995      1994
                                                                  TOTAL ASSETS SERVICED
                                                               (END OF PERIOD, IN BILLIONS)
OTHER OPERATING DATA<F2>:
Assets under discretionary management:
    Unaffiliated...................................  $   12.4   $  11.8   $  10.1   $   8.9   $   6.6
    Affiliated.....................................      17.2      14.2      10.6       8.7       6.9
                                                     --------   -------   -------   -------   -------
        Total......................................      29.6      26.0      20.7      17.6      13.5
Investment advisory................................      29.3      21.3      20.8      15.9      14.7
Investment accounting and reporting................      31.5      32.8      11.7       6.7       2.8
                                                     --------   -------   -------   -------   -------
Total assets serviced..............................  $   90.4   $  80.1   $  53.2   $  40.2   $  31.0

                  SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

                              (AMOUNTS IN THOUSANDS)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,    YEAR ENDED
                                                              --------------    ----------
                                                                   1995            1994
CONNING INC. AND SUBSIDIARIES<F3>
INCOME STATEMENT DATA:
REVENUE:
    Asset management and related fees.......................     $ 5,662         $ 9,840
    Research services.......................................       4,564           8,165
    Other income............................................         275             472
                                                                 -------         -------
        Total revenues......................................      10,501          18,477
EXPENSES:
    Employee compensation and benefits......................       5,322          10,196
    Amortization of goodwill and other......................          --              --
    All other expenses......................................       3,087           5,530
                                                                 -------         -------
        Total expenses......................................       8,409          15,726
Operating income............................................       2,092           2,751
Interest expense............................................          --              --
                                                                 -------         -------
Income before provision for income taxes....................       2,092           2,751
Provision for income taxes..................................         809           1,244
                                                                 -------         -------
        Net income..........................................       1,283           1,507
Preferred stock dividends...................................         160             320
                                                                 -------         -------
Net earnings available to common shareholders...............     $ 1,123         $ 1,187
                                                                 =======         =======

                                                                                  AS OF
                                                              AS OF JUNE 30,   DECEMBER 31,
                                                              --------------   ------------
                                                                   1995            1994
BALANCE SHEET DATA:
Total assets................................................     $16,003         $14,228
Long-term debt..............................................          --              --
Total liabilities...........................................       6,927           6,392
Cumulative preferred stock..................................       3,650           3,650
Total common shareholders' equity...........................       5,426           4,186
Number of shares outstanding (end of period)................         108             106

-------
<F1> 1994 reflects results for General American Investment Management Company
     (GAIMCO) only. The 1995 year reflects results of the consolidated activity from August 1, 1995 to December 31, 1995 and the results of GAIMCO only from January 1, 1995 to July 31, 1995. The pro forma 1995 information was derived from the historical financial statements for Conning Corporation, GAIMCO and Conning Inc. and gives effect to (i) the Strategic Merger, (ii) the issuance of $13.0 million of debt by the Company at an interest rate of 7% per annum for the purpose of providing the $12.0 million cash portion of purchase price and payments of $1.0 million representing employment bonuses to certain employees, (iii) the issuance of $17.0 million of Series A Convertible Preferred Stock and (iv) the short-term borrowing of $2.5 million from General American at an interest rate of 6.75% per annum by Conning Inc. effective prior to, and in anticipation of, the Strategic Merger for the purpose of redeeming and retiring the 8% cumulative senior preferred stock. Pro forma 1995 results reflect the consolidated activity for the year assuming the Strategic Merger took place on January 1, 1995. The years subsequent (1996, 1997 and 1998) reflect actual consolidated results. See Note 1 to the Company's Consolidated Financial Statements.


<F2> Since January 1, 1995, the assets of the general account of General
     American Life Insurance Company (General American) have been under contract with GAIMCO. Assets prior to January 1, 1995 were managed by the investment division of General American, a predecessor of GAIMCO, and are included in assets under management as of December 31, 1994. Data for 1995 and prior periods are presented on a pro forma basis to include both Conning and GAIMCO assets under management.
<F3> The above information represents certain financial data of Conning, Inc.
     and its subsidiaries for the years ended December 31, 1994 and for the six-month period ended June 30, 1995 representing periods prior to the Strategic Merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  CORPORATE OVERVIEW

    The Company was formed on August 11, 1995 as a holding company to effect the merger (the "Strategic Merger") of Conning, Inc. and its operating subsidiary, Conning & Company (collectively, "Conning, Inc.") with Conning Asset Management Company, formerly known as General American Investment Management Company ("GAIMCO"). See Note 1 of the Company's Notes to Consolidated Financial Statements. Conning, Inc. was an 85 year-old Hartford, Connecticut-based insurance specialty asset management firm that provided asset management services and research for the insurance industry. GAIMCO was a registered investment adviser that provided investment advisory services primarily to its parent, General American Life Insurance Company ("General American") and its affiliates. The parties effected the Strategic Merger in order to combine complementary businesses, each with specialties in the insurance industry, in order to build a platform from which to leverage additional growth.

    The Company's revenues consist of asset management and related fees, research service fees and other income.

    The Company's asset management and related revenues derive from three sources: asset management fees, private equity fund management fees and fees related to the Company's mortgage and real estate activities. Asset management fees primarily reflect fees for discretionary asset management services provided to insurance company clients, including General American and its affiliates. Asset management fees are generally a function of the overall fee rate charged to each account and the level of assets under management. A portion of revenues is generated when the Company provides investment advisory services as well as when the Company provides investment accounting and reporting services on a stand-alone basis. Assets under management are affected by the addition of new client accounts or client contributions to existing accounts, withdrawals of assets from or terminations of client accounts, and investment performance, which may depend on general market conditions.

    The Company's private equity fund management fees represent annual management fees based on a percentage of committed capital and a participation in specified net gains of the funds. The Company's commercial mortgage fees primarily reflect fees associated with loan originations, which usually approximate 1% of the loan balance, as well as fees associated with ongoing servicing and management fees with respect to loans in portfolios managed by the Company. In addition to loans for General American and its affiliates, the Company has originated mortgage loans for certain unaffiliated portfolios and for securitized offerings with an investment banking firm.

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

    Upon consummation of the Strategic Merger, the excess of purchase price over the fair value of net assets acquired resulted in goodwill of $20.3 million. Additionally, two acquisitions during 1998 resulted in additional goodwill of $24.3 million (See Note 3 of the Company's Notes to Consolidated Financial Statements). Goodwill is being amortized straight line over a 20 year period.

RESULTS OF OPERATIONS

    Statement of Income for 1998 compared to 1997

    Asset Management and Related Fees. Asset management and related fees increased 27% to $62.8 million in 1998 from $49.5 million in 1997. The majority of this $13.3 million increase was attributed to increased investment management fees resulting from growth in the base of assets under management for both new and existing clients, and growth in commercial mortgage origination fees. Assets under discretionary management increased approximately 14% to $29.6 billion at December 31, 1998 from $26.0 billion at December 31, 1997. Assets for which Conning provides investment advisory services grew significantly during 1998, from $21.3 billion at the end of 1997 to $29.3 billion at the end of 1998, primarily as a result of new client activity. Investment advisory and investment accounting and reporting fees did not contribute significantly to the overall increase in asset management and related fees from 1997 due to the lower fee structure on these services. Private equity fund management fees accounted for approximately 15% of the total 1998 increase in asset management and related fees as the Company completed the closing for a new fund, Conning Insurance Capital Limited Partnership V in January 1998, having an effective date of August 1997. Mortgage originations increased from approximately $620 milllion in 1997 to approximately $1.0 billion in 1998.

    Research Services. Revenues from research services increased 9% to $16.9 million in 1998 from $15.5 million in 1997 primarily due to the growth in the core research business resulting from new accounts and increased penetration of existing accounts. The Company also was involved in underwriting activity, including co-management of two insurance equity offerings during 1998 compared to four co-managed offerings in 1997. In the aggregate, the Company generated revenues from underwriting activities of $2.1 million in 1998, as compared to $4.3 million in 1997. In general, underwriting revenues are highly volatile, depending on a variety of factors, including market conditions and transaction activity; accordingly, no assurance can be given as to the amount of such revenues, if any, that may arise in future periods. Core research revenues, exclusive of underwriting revenues, increased 32% from $11.2 million in 1997 to $14.8 million in 1998.

    Other Income. Other income increased approximately 56%, to $2.55 million in 1998 from $1.63 million in 1997, primarily as a result of investment income on the remaining proceeds from the initial public offering.

    Expenses. Total expenses increased 15.7% to $59.2 million for the year ended December 31, 1998 from $51.2 million for the year ended December 31, 1997 due primarily to increased employee costs. Employee costs increased approximately $4.6 million from $33.6 million in 1997 to $38.2 million for 1998 due to some additional staffing to keep pace with increased revenue activity and additional incentive compensation as a result of the significant growth in operating income. Marketing and production costs increased approximately $1.6 million due to increased sales and marketing activities during the year and additional production costs resulting from the Company being a publicly-traded entity. Occupancy and equipment costs increased approximately $1.1 million from $3.6 million in 1997 to $4.7 million in 1998 due to additional upgrading and enhancements of technology during the year as well as the leasing of additional office space. Amortization of goodwill and other slightly decreased to $2.6 million in 1998 compared to $2.9 million in 1997 primarily due to the amortization of certain employee agreements related to the Strategic Merger becoming fully amortized by August 1998.

    Interest Expense. Interest expense remained relatively constant during 1998 of approximately $300,000 resulting from a present value lease liability established at the date of the Strategic Merger.

    Income Taxes. Provision for income taxes increased approximately 55% to $9.6 million for 1998 from $6.2 million for 1997, as a direct result of the increase in income before provision for income taxes. The Company's effective tax rate remained relatively constant between 1997 and 1998 with the current effective tax rate at 43%.

    Net Income. As a result of all of the above, net income increased 47% to $13.1 million for 1998 from $8.9 million for 1997 and diluted earnings per share increased 16% from $0.80 for 1997 to $0.93 for 1998.

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

    Net Income. As a result of all of the above, net income increased 44% from $6.2 million for 1996 to $8.9 million for 1997. Diluted earnings per share increased 40% from $0.57 in 1996 to $0.80 in 1997, based on the above.

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

    Conning & Company is subject to the net capital requirements imposed on registered broker-dealers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At December 31, 1998, Conning & Company had net capital (as defined by the Exchange Act) of approximately $16.0 million, which was approximately $15.0 million in excess of the regulatory minimum. Conning & Company has in place a revolving subordinated loan facility with a commercial bank for $2.0 million that, when utilized, qualifies as capital for purposes of the Exchange Act's net capital rules. The agreement expires on December 31, 1999. Any amounts drawn under such facility would bear interest based on a fixed rate at the then prevailing rate plus a specified amount per annum.

    As of December 31, 1998 and 1997, the Company had no outstanding long-term debt. The Company had total outstanding long-term debt at December 31, 1996 in the principal amount of $2.0 million. Such debt arose from the Strategic Merger and was payable to General American in the initial principal amount of $13.0 million bearing interest at an annual rate of 7%. The remaining debt was paid in full in February 1997.

    The Company or a subsidiary acts as the general partner of certain private equity funds and maintains a 1% general partner capital interest in such funds. The Company may also invest as a limited partner in future funds it may organize. Interests in such private equity funds are generally illiquid.

    The Company received approximately $34.5 million in net proceeds from the stock offering. Approximately $24.0 million was used in 1998 for business acquisitions and the balance will be used for future acquisitions and general corporate purposes. The Company's business strategy contemplates that it will seek to complement internal growth with strategic investments and acquisitions. Accordingly, a portion of the net proceeds may also be used for acquiring related businesses or investing in strategic or joint venture relationships. The Company has no present understandings, agreements or commitments with respect to any such acquisition, and no assurance can be given that any such acquisition will take place. Pending application to the uses described above, the Company has invested balance of the net proceeds from the offering in short-term, investment-grade, interest-bearing securities.

NEW ACCOUNTING PRONOUNCEMENTS

    On January 1, 1998, the Company adopted the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

    During 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company has implemented the disclosures recommended by SFAS No. 131 in the Company's notes to consolidated financial statements.

YEAR 2000 COMPLIANCE

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

    The Company has established a Year 2000 Compliance Team, with a charter to plan and execute a Y2K compliance effort. The Team is made up of an existing staff of skilled and experienced associates augmented with outside contact resources. The Company has progressed through its awareness and assessment stages. In addition to internal systems, the Company relies on external systems and has included in the assessment and inventory those systems of significant external parties such as vendors, banks, and broker-dealers. Once the inventory was complete, the Compliance Team conducted a thorough risk analysis, which covered both internal and external systems. This analysis was submitted to Company management and formed the foundation of the Y2K Compliance Plan.

    The Company has substantially completed remediation for internally supported systems, which primarily involved enhancing software code. The Company has completed this phase in December 1998. In addition to remediation, compliance strategies include: upgrading hardware and software to compliant versions, replacing non-compliant systems with compliant systems, retiring non-compliant systems and securing Y2K Compliance Statements from system vendors and significant external business partners. Upgraded and replacement systems are being tested along with remediated systems.

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

    The Company has implemented control procedures so that once compliance is established, non-compliant system changes or the introduction of non-compliant new systems will not impact the Company's compliance status. Another important part of the Company's Y2K compliance effort is contingency planning. Reasonable and appropriate plans have been formulated so that any disruption caused by the Year 2000 issue does not materially affect the Company's business or results of operations. The contingency plans were formulated in conjunction with the compliance testing process and will continue to be updated throughout 1999.

    The Company estimates the total cost to the Company for its Y2K compliance effort, including external and internal expenditures will be approximately $400,000, almost all of which the Company believes will be incurred during 1998 and 1999. The Company incurred actual costs of approximately $125,000 in 1998 with the remaining estimated $275,000 to be incurred in 1999. Based on the activities described above, the Company does not believe that the Year 2000 issue will have a material adverse effect on the Company's business or results of operations.

IMPACT OF INFLATION

    The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements contained in this Form 10-K and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer are or may constitute forward-looking statements, including, without limitation, statements relating to the Company's financial position, plans to increase revenues, competitive strengths, business objectives or strategies, insurance industry trends, and expectations regarding General American's assets or activities. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements or from historical results. Factors that could cause actual results to differ materially (the "Cautionary Statements") include, but are not limited to, those discussed under the caption "Risk Factors and Cautionary Statements" and "Year 2000 Compliance." In addition to the "Risk Factors and Cautionary Statements" and "Year 2000 Compliance", the Company's business entails a variety of additional risks, which are set forth in documents the Company has filed or will file from time to time with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

    Dependence on Principal Shareholder. The Company's business, financial condition, results of operations and business prospects are significantly dependent on its relationship with its principal shareholder, General American, a wholly owned subsidiary of GenAmerica Corporation. As of December 31, 1998, General American and its affiliates accounted for approximately $15.9 billion of the approximately $29.6 billion in assets which the Company had under discretionary management. The advisory agreements between General American or one of its affiliates and the Company are subject to termination upon 30 to 90 days notice without penalty; General American is a co-licensee with the Company to the Company's investment accounting and reporting software. There can be no assurance that General American and its affiliates will maintain or not seek to renegotiate their existing investment advisory relationships with the Company in the future, and the renegotiations of such relationship could have, and the termination of such relationships would have, a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Additionally, General American presently leases to the Company all of the Company's office space in St. Louis and provides to the Company certain administrative services. There can be no assurance that such arrangements will continue or that the Company would be able to procure replacement office space or services on similar or otherwise favorable terms.

    Potential Conflicts of Interest. General American beneficially owns approximately 63% of the Company's Common Stock. The Company's Board of Directors consists of six directors, three of whom are officers of the Company or General American, and three of whom are not otherwise affiliated with the Company or General American (the "Independent Directors"). General American has the power to elect the Board of Directors and to approve certain actions requiring shareholder approval, including adopting amendments to the Company's articles of incorporation, and to control certain other actions requiring shareholder approval, including mergers or sales of substantially all of the assets of the Company or its subsidiaries. For financial reporting purposes, General American will include its share of the Company's net income or loss in its consolidated financial statements. The Company's Board of Directors, including members who also are affiliated with General American, may consider not only the short-term and long-term impact of operating decisions on the Company but also the impact of such decisions on General American.

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

    Executive officers, directors and employees of the Company from time to time receive a profit interest in, and in the future may invest in, investment funds in which the Company, or an affiliate of the Company, is a sponsor or an investor or for which the Company performs assets management services, publishes research or acts as a market-maker. In addition, the Company may in the future organize businesses in which employees of the Company acquire minority interests. There is a risk that, as a result of any such profit or investment interest, a director, officer or employee may take actions which could conflict with the best interest of the Company.

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

    Market Risk--Changes in Economic or Market Conditions Affecting Fee Levels. Changes in economic and market conditions may adversely affect the profitability and performance of and demand for the Company's services. A significant portion of the Company's revenues is derived from asset management fees, which are generally based on the market value of assets under management. Consequently, the total value and composition of assets under management and related cash inflows and outflows, and changes in the investment patterns, policies, and regulations of the Company's clients may affect materially the amount of assets under management and thus the Company's revenues and profitability.

    Regulation. The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

    Termination Provisions of Investment Advisory Agreements. A large portion of the Company's revenues is derived from investment advisory agreements with insurance companies, particularly General American and its affiliates, and institutional clients, which agreements are generally terminable upon 30 to 90 days notice without penalty. The termination of any of these agreements representing a material portion of assets under management could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

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

EMPLOYEES

    As of December 31, 1998, the Company employed approximately 330 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risk associated with interest rate fluctuations. The Company may be exposed to fluctuations in interest rates primarily in its cash, cash equivalent, commercial paper and other investment transactions. The Company does not use derivative financial investments to manage interest rate risk. Based on the above, the Company does not believe that the effect of reasonably possible near-term changes in interest rates would be material to the Company's financial position, results of operations or cash flow taken as a whole.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                              PAGE
Consolidated Financial Statements

    Consolidated Balance Sheets as of December 31, 1998 and
     1997...................................................   25

    Consolidated Statements of Income for the Years Ended
     December 31, 1998, 1997 and 1996.......................   26

    Consolidated Statements of Common Shareholders' Equity
     for the Years Ended December 31, 1998, 1997 and 1996...   27

    Consolidated Statements of Cash Flows for the Years
     Ended December 31, 1998, 1997 and 1996.................   28

    Notes to Consolidated Financial Statements..............   29

Independent Auditors' Report................................   44

                               CONSOLIDATED BALANCE SHEETS
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                  1998              1997
ASSETS
Current assets:
    Cash and cash equivalents...............................  $ 31,343,314       $43,085,406
    Short-term investments..................................    28,288,155        16,337,362
    Accounts receivable, net (Note 4 and Note 10)...........    11,165,200        10,784,236
    Marketable equity securities............................       278,222           600,662
    Income taxes receivable.................................            --         1,355,973
    Prepaid expenses and other current assets...............       481,455           358,669
                                                              ------------       -----------
        Total current assets................................    71,556,346        72,522,308
Non-marketable investments at value.........................     2,737,147         2,349,678
Equipment and leasehold improvements, at cost, less
  accumulated depreciation of $1,903,293 and $1,127,320.....     1,451,653         1,525,436
Deferred income taxes.......................................     3,199,812         1,736,413
Goodwill....................................................    40,706,020        17,812,822
Other assets................................................     2,827,145         3,910,696
                                                              ------------       -----------
        Total assets........................................  $122,478,123       $99,857,353
                                                              ============       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Compensation payable....................................  $ 12,794,850       $11,149,000
    Deferred revenue........................................     3,792,762         3,201,336
    Due to affiliates.......................................     2,338,918         1,379,188
    Income taxes payable....................................       284,441                --
    Accounts payable and other accrued expenses.............    19,554,667         6,566,742
                                                              ------------       -----------
        Total current liabilities...........................    38,765,638        22,296,266
Accrued rent liability......................................     3,215,897         3,375,465
Other payables..............................................       320,000           480,000
                                                              ------------       -----------
        Total liabilities...................................    42,301,535        26,151,731
Common stock, $0.01 par value, 50,000,000 shares authorized
  in 1998 and 1997; 13,571,403 and 13,250,000 shares issued
  and outstanding in 1998 and 1997, respectively
  (Note 11).................................................       135,714           132,500
Additional paid-in capital..................................    74,975,681        73,126,002
Retained earnings...........................................    11,462,681           447,120
Treasury stock..............................................    (6,397,488)               --
                                                              ------------       -----------
        Total common shareholders' equity...................    80,176,588        73,705,622
                                                              ------------       -----------
        Total liabilities and shareholders' equity..........  $122,478,123       $99,857,353
                                                              ============       ===========

               See accompanying notes to consolidated financial statements.

                                CONSOLIDATED STATEMENTS OF INCOME

                      FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                            1998              1997              1996
REVENUES:

    Asset management and related fees (Note 10).......  $62,754,631       $49,502,655       $40,456,343

    Research services.................................   16,924,231        15,478,709        12,148,164

    Other income......................................    2,553,473         1,634,143         1,061,855
                                                        -----------       -----------       -----------
        Total revenues................................   82,232,335        66,615,507        53,666,362
                                                        -----------       -----------       -----------
EXPENSES:

    Employee compensation and benefits................   38,206,080        33,632,314        26,001,771

    Occupancy and equipment costs.....................    4,680,032         3,552,179         2,584,544

    Marketing and production costs....................    7,252,654         5,674,545         5,281,667

    Professional services.............................    2,360,196         1,992,032         1,537,220

    Amortization of goodwill and other................    2,609,166         2,968,964         3,081,219

    Other operating expenses..........................    4,123,225         3,352,641         3,387,588
                                                        -----------       -----------       -----------
        Total expenses................................   59,231,353        51,172,675        41,874,009
                                                        -----------       -----------       -----------
    Operating income..................................   23,000,982        15,442,832        11,792,353

    Interest expense..................................      254,424           300,261           729,088
                                                        -----------       -----------       -----------
        Income before provision for income taxes......   22,746,558        15,142,571        11,063,265

    Provision for income taxes........................    9,633,952         6,226,242         4,851,034
                                                        -----------       -----------       -----------
    Net income........................................  $13,112,606       $ 8,916,329       $ 6,212,231
                                                        ===========       ===========       ===========
    Preferred stock dividends.........................           --           963,127           905,715
                                                        -----------       -----------       -----------
    Net earnings available to common shareholders.....  $13,112,606       $ 7,953,202       $ 5,306,516
                                                        ===========       ===========       ===========
    Net income:

        Basic earnings per common share...............  $      1.00       $      1.13       $      0.79

        Diluted earnings per common share.............  $      0.93       $      0.80       $      0.57

                      See accompanying notes to consolidated financial statements.

                         CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                          FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                            NON-                                            ACCUMULATED
                                COMMON     VOTING                ADDITIONAL                   COMPRE-
                                STOCK      COMMON     COMMON      PAID-IN      RETAINED       HENSIVE      TREASURY
                                SHARES     STOCK      STOCK       CAPITAL      EARNINGS       INCOME         STOCK
Balance, December 31,
  1995......................   6,710,000   $  --     $ 67,100   $ 2,944,647   $ 1,376,668    $ 234,300    $       --
Change in unrealized
  appreciation
  (depreciation) of
  investments, net of
  deferred income taxes.....         --       --          --            --            --      (234,300)           --
Accretion on Series A
  preferred stock...........         --       --          --            --     (5,327,300)         --             --
Net income..................         --       --          --            --      6,212,231          --             --
Dividends on preferred
  stock.....................         --       --          --            --       (905,715)         --             --
                              ----------   -------   --------   -----------   -----------    ---------    -----------
Balance, December 31,
  1996......................   6,710,000      --       67,100     2,944,647     1,355,884          --             --
Conversion of 110,000 shares
  of Series B preferred
  stock.....................         --     1,100         --        768,900           --           --             --
Tax benefit--employee
  compensation (Note 9).....         --       --          --      1,134,785           --           --             --
Accretion on Series A
  preferred stock...........         --       --          --     (4,848,332)   (8,861,966)         --             --
Issuance of common shares
  through initial public
  offering..................   2,875,000      --       28,750    34,566,250           --           --             --
Conversion of 3,555,000
  shares of preferred and
  110,000 non-voting common
  stock to common stock.....   3,665,000   (1,100)     36,650    38,559,752           --           --             --
Net income..................         --       --          --            --      8,916,329          --             --
Dividends on preferred
  stock.....................         --       --          --            --       (963,127)         --             --
                              ----------   -------   --------   -----------   -----------    ---------    -----------
Balance, December 31,
  1997......................  13,250,000      --      132,500    73,126,002       447,120          --             --
Exercise of stock options...     186,750      --        1,867     1,076,464           --           --             --
Issuance of incentive
  shares....................     134,653      --        1,347           --            --           --             --
Tax benefit--employee
  compensation (Note 9).....         --       --          --        773,215           --           --             --
Purchase of 318,188 shares
  for treasury..............         --       --          --            --            --           --      (6,397,488)
Net income..................         --       --          --            --     13,112,606          --             --
Dividends on common stock--
  $0.16 per share...........         --       --          --            --     (2,097,045)         --             --
                              ----------   -------   --------   -----------   -----------    ---------    -----------
Balance, December 31,
  1998......................  13,571,403   $  --     $135,714   $74,975,681   $11,462,681    $     --     $(6,397,488)
                              ==========   =======   ========   ===========   ===========    =========    ===========

                                  TOTAL
                                 COMMON
                              SHAREHOLDERS'
                                 EQUITY
Balance, December 31,
  1995......................  $  4,622,715
Change in unrealized
  appreciation
  (depreciation) of
  investments, net of
  deferred income taxes.....      (234,300)
Accretion on Series A
  preferred stock...........    (5,327,300)
Net income..................     6,212,231
Dividends on preferred
  stock.....................      (905,715)
                              ------------
Balance, December 31,
  1996......................     4,367,631
Conversion of 110,000 shares
  of Series B preferred
  stock.....................       770,000
Tax benefit--employee
  compensation (Note 9).....     1,134,785
Accretion on Series A
  preferred stock...........   (13,710,298)
Issuance of common shares
  through initial public
  offering..................    34,595,000
Conversion of 3,555,000
  shares of preferred and
  110,000 non-voting common
  stock to common stock.....    38,595,302
Net income..................     8,916,329
Dividends on preferred
  stock.....................      (963,127)
                              ------------
Balance, December 31,
  1997......................    73,705,622
Exercise of stock options...     1,078,331
Issuance of incentive
  shares....................         1,347
Tax benefit--employee
  compensation (Note 9).....       773,215
Purchase of 318,188 shares
  for treasury..............    (6,397,488)
Net income..................    13,112,606
Dividends on common stock--
  $0.16 per share...........    (2,097,045)
                              ------------
Balance, December 31,
  1998......................  $ 80,176,588
                              ============

    See accompanying notes to consolidated financial statements.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                   1998               1997               1996
OPERATING ACTIVITIES:
    Net income..............................................   $ 13,112,606       $  8,916,329       $  6,212,231
    Adjustments for items not affecting cash:
        Depreciation........................................        757,578            564,508            457,172
        Amortization of goodwill and other..................      2,609,166          2,915,963          3,081,219
        Net unrealized appreciation on non-marketable
          securities........................................       (134,294)               --            (125,654)
        Net sales of securities held for market making......        322,440           (555,037)            35,625
        Gain on sale of marketable securities...............            --                 --            (400,000)
        Accretion of discounts on short-term investments....     (1,105,587)          (192,723)          (235,711)
        Changes in:
            Accounts receivable.............................        795,807         (5,486,576)         1,182,662
            Allowance for doubtful accounts.................        (29,437)               --             (97,750)
            Prepaid expenses and other assets...............       (235,417)        (2,196,050)         1,569,898
            Accounts payable and other accrued expenses.....     11,284,417          3,485,349           (833,147)
            Income taxes receivable.........................      2,413,629         (1,344,526)           496,051
            Due to affiliates...............................        970,360            (94,623)           637,578
            Deferred tax asset..............................     (1,463,399)           971,231         (1,457,941)
            Deferred revenue................................        591,426          1,668,046           (868,237)
            Accrued rent liability..........................       (283,551)          (268,531)          (270,200)
            Compensation payable............................      1,645,850          2,726,801          4,692,228
                                                               ------------       ------------       ------------
                Net cash provided by operating activities...     31,251,594         11,110,161         14,076,024
                                                               ------------       ------------       ------------
INVESTING ACTIVITIES:
    Sale of marketable securities...........................            --                 --           1,160,000
    Purchases of non-marketable securities..................     (1,192,245)          (592,747)          (273,233)
    Proceeds from non-marketable partnership investments....        939,070                --             417,568
    Purchases of equipment and other assets, net............       (572,123)        (1,274,832)        (1,238,050)
    Purchases of short-term investments.....................    (94,349,567)       (96,336,976)       (46,567,333)
    Maturities of short-term investments....................     83,504,361         88,093,974         42,500,000
    Acquisition of Schroder Mortgage Associates.............    (21,000,000)               --                 --
    Acquisition of Noddings.................................     (2,908,327)               --                 --
                                                               ------------       ------------       ------------
                Net cash used in investing activities.......    (35,578,831)       (10,110,581)        (4,001,048)
                                                               ------------       ------------       ------------
FINANCING ACTIVITIES:
    Issuance of common shares through initial public
      offering..............................................            --          34,595,000                --
    Repayments on long-term debt............................            --          (2,000,000)        (7,000,000)
    Repayments on short-term debt...........................            --                 --            (500,000)
    Other payments..........................................            --                 --            (312,268)
    Issuance of Series B preferred stock....................            --              79,950          2,451,800
    Conversion of Series B preferred stock..................            --             793,250                --
    Issuance of common stock................................      1,079,678                --                 --
    Purchase of common stock for treasury...................     (6,397,488)               --                 --
    Dividends on preferred stock............................            --          (1,198,942)          (893,200)
    Dividends on common stock...............................     (2,097,045)               --                 --
                                                               ------------       ------------       ------------
                Net cash provided by (used in) financing
                  activities................................     (7,414,855)        32,269,258         (6,253,668)
                                                               ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents........    (11,742,092)        33,268,838          3,821,308
Cash and cash equivalents, beginning of year................     43,085,406          9,816,568          5,995,260
                                                               ------------       ------------       ------------
Cash and cash equivalents, end of year......................   $ 31,343,314       $ 43,085,406       $  9,816,568
                                                               ============       ============       ============
Supplemental disclosure of cash flow information:
    Cash paid for:
        Interest............................................   $        --        $     27,222       $    446,531
        Income tax..........................................   $  8,703,302       $  6,763,457       $  4,546,603
    Supplemental disclosure of non-cash information:
        Accretion on Series A and B preferred stock.........            --        $ 13,710,298       $  5,327,300
        Conversion of Series A and B preferred stock to
          common stock......................................            --        $ 38,595,302                --

                        See accompanying notes to consolidated financial statements.

                CONNING CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

    Conning Corporation (the "Company"), formed in 1995 as a Missouri corporation, is a holding company organized to hold the operating subsidiaries in the Conning group: Conning Asset Management Company ("CAM" formerly known as General American Investment Management Company, "GAIMCO") and Conning & Company ("C&C"). The Company provides asset management and research services focused upon the insurance industry. Both CAM and C&C are registered investment advisers with the Securities and Exchange Commission (the "SEC") under the Investment Advisers Act of 1940.

    All of the outstanding voting common stock of the Company was held by a wholly owned holding company subsidiary of General American Life Insurance Company (together "General American") through December 1997, whose parent is GenAmerica Corporation ("GenAmerica"). In December 1997, the Company issued an additional 2,875,000 shares registered through an initial public offering. After the offering and conversion of all outstanding convertible preferred stock to common stock in 1997, additional shares issued from the exercise of options and purchase of treasury shares in 1998 (note 9), General American owns approximately 63% of the outstanding common stock.

    The accompanying consolidated financial statements include the accounts of Conning Corporation, Conning Inc. (the holding company parent of C&C), Conning & Company and Conning Asset Management
Company.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles.

    Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany balances and transactions.

    Revenue Recognition--Asset management fees are determined based on contractual provisions and are earned at varying percentages of the assets under management. Such fees are accrued into income in the period in which the service is provided. Research fees, primarily in the form of commissions derived from securities transactions effected by the Company and, to a lesser extent, subscription fees for research publications, are recorded in income when services are provided or earned. Mortgage loan fee income, included in Asset Management and Related Fees, is earned through the origination of mortgage loans for General American, its affiliates and outside parties. The fees earned are based on agreements with the borrowers and are recognized at the closing of the mortgage commitment. Deferred mortgage loan origination fees represent moneys received for loan commitments that will be earned upon loan funding and are included in deferred revenue on the consolidated balance sheet.

    Fair Value of Financial Instruments--Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.
Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value.

    Cash and Cash Equivalents--Cash and cash equivalents represent cash and highly liquid investments with original maturities of three months or less. The Company had funds on deposit with General American amounting to $2,833,439 and $10,505,557 at December 31, 1998 and 1997, which were readily convertible to cash and earn interest at the short-term money market rates. For purposes of the financial statements, such funds are considered cash equivalents.

    Short-Term Investments--Short-term investments are comprised of U.S. Government Securities and investment grade commercial paper having a maturity of one year or less and are carried at amortized cost, which approximates fair value.

               CONNING CORPORATION AND SUBSIDIARIES

    Investments--All marketable equity securities held are classified as trading securities and are presented at fair value with corresponding unrealized gains or losses included in current period income. Non-marketable investments in various private equity funds are held by the Company's broker-dealer subsidiary and are accounted for in accordance with generally accepted accounting principles for broker-dealers. Such investments are recorded using the equity method basis of accounting (including unrealized gains and losses). The changes in fair values are included in the consolidated statements of income.

    Equipment and Leasehold Improvements--Equipment is stated at cost, less accumulated depreciation provided on an accelerated method over periods not exceeding eight years. Leasehold improvements are stated at cost, less accumulated amortization provided on a straight-line basis over the term of the lease.

    Income Taxes--Income tax expense is based on income reported in the financial statements. Deferred federal and state income taxes are provided based on an asset and liability approach which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The Company files consolidated federal income tax returns with its subsidiaries.

    Goodwill--On August 11, 1995, the shareholders of the holding company of C&C contributed all of their common stock to Conning Corporation in a Section 351 merger transaction (the "Strategic Merger") in exchange for cash and convertible preferred stock of the Company. General American contributed all of the outstanding common stock of GAIMCO as part of the Strategic Merger in exchange for common shares of the Company. The GAIMCO contribution was recorded at historical book value. The Conning portion of the Strategic Merger was accounted for using the purchase method. The purchase price consisting of cash of $12.0 million and $17.0 million of Series A Convertible Preferred Stock was allocated to assets acquired based on their estimated fair values. The excess of purchase price over the fair value of net assets acquired resulted in $20.3 million of goodwill which is being amortized on a straight line basis over 20 years.

    Goodwill arising from the Strategic Merger and the 1998 acquisitions (note 3) is being amortized on a straight-line basis over a period of 20 years. Accumulated amortization was $3,855,003 and $2,448,202 as of December 31, 1998 and 1997, respectively. Goodwill is periodically reviewed to determine recoverability based on the undiscounted operating cash flows of the underlying business. At December 31, 1998 and 1997, no impairment was indicated.

    Other Assets--Included in other assets are costs associated with the purchase for $1.7 million of a software license agreement (the "License Agreement") effective as of January 27, 1996. The total cost of the license is being amortized over the life of the License Agreement. As of December 31, 1998, $708,333 remains to be amortized over the two remaining years of the License Agreement. Total amortization of $340,000, $340,000 and $311,667 is included in the consolidated statements of income for the years ended December 31, 1998, 1997 and 1996, respectively. Other assets include the unamortized cost of compensation relating to the Strategic Merger that was amortized over a three-year period ending August 11, 1998. Amortization of $862,361, $1,562,915 and $1,707,918 is included in the consolidated statements of income for the years ended December 31, 1998, 1997 and 1996, respectively. The unamortized amount $862,361 is included in other assets as of December 31, 1997. Also included in other assets is the cash surrender value of corporate-owned life insurance policies on key executives purchased in 1997 in connection with a deferred savings plan for certain employees. At December 31, 1998 and 1997, the cash value amounted to approximately $2,100,000 and $2,000,000, respectively.

    Compensation Payable--Compensation payable represents amounts payable to employees as a result of the Company's incentive compensation programs during the normal course of operations.
Amounts are accrued in the period earned.

    Accrued Rent Liability--The Company has recorded as a liability the present value of the difference between a market rate lease and the contract rate in the lease for a portion of the Company's office space in

              CONNING CORPORATION AND SUBSIDIARIES

Hartford, Connecticut as part of the fair value adjustments relating to the Strategic Merger. This difference is being amortized as a reduction of rent expense over the remaining lease period.

    Preferred Stock--The carrying value of the convertible preferred stock was recorded at original issue price plus accretion relating to any increase in the redemption value of the stock during each period. During 1997 and 1996, such accretion was $13,710,298, and $5,327,300, respectively.

    Other Income--Other income is comprised of investment income and other miscellaneous revenues.

    Non-Cash Employee Compensation--The Company uses the intrinsic value method to account for stock option plans as prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under this method, compensation expense is recognized for awards of options to purchase shares of stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 permits companies to adopt a new fair value based method to account for stock option plans or to continue using the intrinsic value method. The Company intends to continue using the intrinsic value method and provides the pro forma disclosures in
Note 11, as required by SFAS 123.

    Earnings Per Share--The Company adopted SFAS No. 128, "Earnings Per Share" issued by the FASB in February 1997. SFAS No. 128 specified new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, reviewing the disclosure requirements and increasing the comparability of EPS data on an international basis. Earnings per share amounts, calculations and presentations are reflective of the requirements of the Statement. The weighted average common shares and equivalents outstanding at December 31, 1998, 1997 and 1996 were 13,146,558, 7,055,889 and
6,710,000, respectively, for basic earnings per common share and 14,036,973, 11,100,732 and 10,871,936, respectively, for diluted earnings per common share.

    Use of Estimates--Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities in the preparation of the financial statements. Actual results could differ from these estimates.

    Reclassifications--The Company has reclassified the presentation of certain prior period information to conform to the 1998 presentation.

NOTE 3--ACQUISITIONS

    On August 18, 1998, the Company, through C&C and CAM, acquired substantially all the assets and operations of Schroder Mortgage Associates L.P. ("SMA") in a transaction accounted for as a purchase (the "Transaction"). The purchase price was $21.0 million (including acquisition expenses), with additional contingent consideration that may be paid in the amount of $4 million over the next three years, subject to meeting certain financial targets. As a result of the Transaction, the excess cost over fair value of net assets acquired was approximately $21.0 million and is being amortized over a 20-year period. The goodwill is considered deductible for federal income tax purposes.

    On December 16, 1998, the Company completed the acquisition of substantially all of the assets and certain liabilities of Noddings Investment Group, Inc. ("NIG") and Noddings & Associates, Inc. ("N&A") from NIG and N&A, respectively, in a transaction accounted for as a purchase (the "Purchase Agreement"). The assets acquired consisted principally of contracts with investment advisory clients, working capital of the business and other intangible assets. The purchase price was $4.3 million in cash (including acquisition expenses), with additional contingent consideration that may be paid in the amount of up to $27 million in cash payable over a three-year period after the closing, subject to meeting certain financial targets. As a result of the Purchase Agreement, the excess cost over fair value of net assets acquired was approximately $3.3 million and is being amortized over a 20-year period. The goodwill is considered deductible for federal income tax purposes.

              CONNING CORPORATION AND SUBSIDIARIES

    The following unaudited pro forma combined consolidated financial information gives effect to the acquisitions of SMA on August 18, 1998 and the Noddings Group on December 16, 1998, as if each acquisition had been consummated at January 1, 1997:

                                                        1998          1997
                                                      (DOLLARS IN THOUSANDS,
                                                      EXCEPT PER SHARE DATA)
Revenues............................................  $96,240       $81,078
Net income..........................................  $13,243       $ 8,329
Diluted earnings per share..........................  $  0.94       $  0.75

NOTE 4--ACCOUNTS RECEIVABLE

    Accounts receivable include primarily amounts due for management fees, selling concessions due from underwriters and amounts due from other business activities of the Company. At December 31, 1998 and 1997, an allowance for doubtful accounts of $140,563 and $170,000, respectively, was applied as a reduction of accounts receivable. The change in the allowance in the current period was the result of management's assessment of the collectibility of the underlying receivables.

NOTE 5--LNVESTMENTS

    At December 31, 1998 and 1997, the estimated fair value of marketable and non-marketable investments were as follows:

                                                    1998             1997
Marketable equity securities--trading
  (cost $549,025)..............................  $  278,222       $  600,662
                                                 ==========       ==========
Non-marketable equity securities (cost
  $16,200).....................................  $   20,410       $   20,556
Non-marketable partnership investments
  (cost $2,526,716 and $1,960,473).............   2,716,737        2,329,122
                                                 ----------       ----------
    Total non-marketable investments...........  $2,737,147       $2,349,678
                                                 ==========       ==========

    The Company is a 1% general partner in various private equity funds. The value of the non-marketable partnership investments is accounted for using the equity method and updated periodically based upon changes in fair values and recorded in the consolidated statements of income. Additionally, the Company had no derivative investments during 1998 and 1997.

NOTE 6--EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    At December 31, 1998 and 1997, equipment and leasehold improvements comprised the following:

                                                    1998             1997
Office equipment...............................  $1,492,058       $1,071,080
Computer equipment.............................   1,174,371        1,235,939
Leasehold improvements.........................     688,517          345,737
                                                 ----------       ----------
                                                  3,354,946        2,652,756
Less accumulated depreciation..................   1,903,293        1,127,320
                                                 ----------       ----------
    Total equipment and leasehold
      improvements.............................  $1,451,653       $1,525,436
                                                 ==========       ==========

    Depreciation expense of $757,578, $564,508 and $457,172 above is included in the consolidated statements of income for the years ended December 31, 1998, 1997 and 1996, respectively.

              CONNING CORPORATION AND SUBSIDIARIES

    The Company occupies premises and rents certain office equipment under leases that are accounted for as operating leases and that have expiration dates through 2005. Total rental expense during 1998, 1997 and 1996 was $1,603,500, $1,219,069 and $836,212,
respectively. At December 31, 1998, the minimum net rental commitments of the Company for the periods indicated under the terms of these operating leases in excess of one year were approximately $8,443,000 as follows: $1,569,000 in 1999; $1,421,000 in 2000;
$1,248,000 in 2001; $1,218,000 in 2002; $1,215,000 in 2003 and
$1,772,000 thereafter.

NOTE 7--INCOME TAXES

    The provision for federal and state income tax for the years ended December 31, 1998, 1997 and 1996, is as follows:

                                                           1998               1997              1996
Current income tax provision..........................  $11,116,931        $6,389,796        $4,651,708
Deferred income tax provision (benefit)...............   (1,482,979)         (163,554)          199,326
                                                        -----------        ----------        ----------
    Total income tax provision........................  $ 9,633,952        $6,226,242        $4,851,034
                                                        ===========        ==========        ==========

    The difference between the expected federal income tax provision at the statutory rate of 35% for 1998, 1997 and 1996 and the Company's actual federal income tax rate are as follows:

                                                           1998              1997              1996
Income before income taxes............................  $22,746,558       $15,142,571       $11,063,265
                                                        -----------       -----------       -----------
Federal income taxes at statutory rate................  $ 7,961,295       $ 5,299,899       $ 3,872,143
Increases in income taxes resulting from:
    State income taxes, net of federal................    1,164,480           514,625           619,251
    Amortization of goodwill..........................      354,566           354,568           354,568
    Other, net........................................      153,611            57,150             5,072
                                                        -----------       -----------       -----------
        Total income tax provision....................  $ 9,633,952       $ 6,226,242       $ 4,851,034
                                                        ===========       ===========       ===========

    Total income taxes were allocated as follows:

Income tax from continuing operations:................  $ 9,633,952       $ 6,226,242       $ 4,851,034
Income tax from stockholders' equity:
    Tax benefit from exercise of stock options........     (773,215)       (1,134,785)              --
    Foreign currency translation......................          --                --                --
                                                        -----------       -----------       -----------
Total income tax......................................  $ 8,860,737       $ 5,091,457       $ 4,851,034
                                                        ===========       ===========       ===========

              CONNING CORPORATION AND SUBSIDIARIES

    The Company's net deferred income tax assets represent the estimated future tax effects attributable to future taxable or deductible temporary difference between amounts recognized in the financial statements and income tax returns. At December 31, 1998 and 1997, the net deferred income tax assets is as follows:

                                                    1998             1997
Deferred tax assets:
    Accrued rent liability.....................  $1,272,076       $1,404,627
    Employee costs.............................     861,096          500,157
    Partnership investments....................   1,013,925               --
    Other, net.................................     501,000          456,946
                                                 ----------       ----------
        Gross deferred income tax assets.......   3,648,097        2,361,730
                                                 ----------       ----------
Deferred tax liabilities:
    Depreciation...............................    (448,285)        (224,628)
    Partnership investments....................          --         (400,689)
                                                 ----------       ----------
        Gross deferred income tax
          liabilities..........................    (448,285)        (625,317)
                                                 ----------       ----------
Net deferred income tax assets.................  $3,199,812       $1,736,413
                                                 ==========       ==========

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Management believes the deferred tax assets will be fully realized in the future based upon consideration of the reversal of existing temporary differences, anticipated future earnings, and all other available evidence. Accordingly, no valuation allowance has been established.

NOTE 8--OUTSTANDING DEBT

  LONG-TERM:

    On August 11, 1995, the Company borrowed $13,000,000 from General American to fund certain payments made in connection with the Strategic Merger. Interest was payable on January 1 and September 1 at an annual rate of 7.0%. Principal payments were due in three equal annual installments of $4,333,333 commencing September 1, 2003. The Company prepaid $2,000,000, and $7,000,000 of principal plus accrued interest of $27,222, and $412,805 in 1997 and 1996, respectively. There was no debt outstanding as of December 31, 1998 or 1997.

  LINES OF CREDIT:

    At December 31, 1998 and 1997, the Company had a Revolving Subordinated Loan Agreement (the "Agreement") with a commercial bank for $2,000,000. The interest rate is agreed upon by the lender and the Company at the time of an advance. The current Agreement expires on December 31, 1999. During 1996, the Company borrowed $2,000,000 for less than one week. There were no borrowings under the line of credit during 1998 or 1997.

NOTE 9--PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY

    The preferred stock of the Company outstanding prior to the initial public offering was subject to a shareholders agreement and consisted of (i) Series A Convertible Preferred Stock, par value $.01 per share and (ii) Series B Convertible Preferred Stock, par value $.01 per share.

    At December 31, 1996, 3,190,000 shares of Series A Convertible preferred Stock (the "Series A Preferred Stock") were authorized, issued and outstanding. The Series A Preferred Stock paid dividends quarterly based on the 90-day United States Treasury Bill rate in effect on the previous payment date. Such dividends were cumulative. The Company declared dividends on the Series A Preferred Stock of $0.28 for the years ended December 31, 1996. Declared but unpaid dividends totaling $223,300 are included in Preferred Dividends

               CONNING CORPORATION AND SUBSIDIARIES

Payable on the consolidated balance sheet at December 31, 1996. The Series A Preferred Stock carried no voting rights and was issued as part of the Strategic Merger. Each share of Series A Preferred Stock was convertible into one share of Non-Voting Common Stock at the holder's election, or Voting Common Stock at the initial public offering (IPO) date.

    On November 8, 1996, the Company commenced a private offering to certain employees and directors. This offering was for a new class of preferred stock designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"). A total of 460,000 shares were sold at $5.33 per share for a total of $2,451,800. In order to exercise the conversion, payment to the Company of an additional $1.67 per share was required.

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

    In December 1997, the Company completed an initial public offering totaling 2,875,000 shares of Common Stock (including the over-allotment option) which were sold through underwriters by the Company. Net proceeds related to the offering were $34,595,000. As a result of the offering, all Series A and Series B Preferred Stock converted to common shares of Company stock on a one-for-one basis and the shareholders' agreement terminated, resulting in an increase to shareholders' equity totaling approximately $38,595,000. The Company declared and paid dividends totaling $963,123 during 1997 related to the Series A and B Preferred Stock through December 15, 1997, the IPO pricing date. Additionally, as a result of the offering, all shares of non-voting common stock converted to common stock on a one-for-one basis.

    On February 12, 1998, the Board of Directors of the Company established the Company's dividend policy and declared a quarterly dividend of $0.04 per share on the Common Stock to record holders as of March, 1998. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Company's Board of Directors and will depend upon the Company's capital requirements and operating and financial condition, as well as the legal and regulatory restrictions from net capital rules of various regulatory bodies applicable to Conning & Company and such other factors as the Board of Directors may deem relevant. During 1998, the Company paid approximately $2.1 million in dividends to outstanding shareholders representing $0.16 per share.

    On July 28, 1998, pursuant to the Board of Directors' authorization, the Company purchased 318,188 shares of common stock into treasury. These shares were held by a Director of the Company for total consideration of $6,397,488, based upon the average closing price per share of the Company's common stock for the five trading days preceeding the date of purchase. The Company believed this transaction represented an opportunity to obtain treasury stock on attractive terms and intends to use the shares for acquisitions, employee stock plans and other related corporate purposes.

    On January 1, 1998, the FASB issued on SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full

              CONNING CORPORATION AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of shareholders' equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

    On January 21, 1999, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share on the Common Stock payable in March 1999.

NOTE 10--OTHER RELATED PARTY ACTIVITIES

    CAM acts as an investment adviser for the general and separate accounts of General American and its insurance subsidiaries as well as the General American Capital Company family of funds. Investment management fees earned from these affiliated entities for the years ended December 31, 1998, 1997 and 1996 amounted to $19,802,311,
$17,227,994 and $14,300,267, respectively. The total investment management fees receivable from these affiliated entities at December 31, 1998 and 1997 amounted to $2,025,053 and $1,507,206, respectively. Certain officers and directors of the Company are also officers of General American and officers and/or directors of other General American affiliates.

    The Company is directly or indirectly, through intermediary partnerships, the managing general partner of certain private equity funds with an equity ownership interest of 1% in each fund. In total, the Company managed seven, seven and six funds during 1998, 1997 and 1996, respectively. Fees for managing these funds were $8,001,836, $5,491,704 and $4,006,038, for the years ended December
31, 1998, 1997 and 1996, respectively.

    The Company received underwriting fees and concessions in connection with the offering of shares of one company during each of 1998 and 1997 which are considered related parties. Such fees and concessions are included in research services and amount to $529,739, and $760,638, and $0 for the years ended December 31, 1998, 1997 and 1996, respectively. Fees for 1998 were earned from the secondary offering of the common stock of a majority-owned subsidiary of the Parent. Fees for 1997 were earned from the initial public offering of a company partially owned by certain private equity funds managed by the Company.

    In connection with the November 1996 private offering of Series B Preferred Stock, General American holds demand recourse notes from certain employees totaling $1,438,100 and $2,185,300 as of December 31, 1998 and 1997, respectively. The notes bear interest of 6% which is payable semiannually beginning July 1997.

    General American provides administrative services on request of the Company including disbursements, tax, facility management and other administrative support to the Company pursuant to an administrative services agreement. The following table lists the expenses recorded by the Company for significant services provided by General American for the years ended December 31, 1998, 1997 and 1996:

                                                             1998             1997             1996
    Employee costs......................................  $2,173,092       $3,627,901       $ 7,103,724
    Administrative accounting fees......................          --               --         2,765,129
    Marketing and production costs......................   1,616,719          966,268         1,076,195
    Professional services...............................   1,311,433        1,023,746         1,002,482
    Rent................................................   1,170,166          791,804           612,822
    Computer services...................................     216,709          163,337           118,008
    All other operating costs...........................   2,757,218        2,689,940         1,932,861
                                                          ----------       ----------       -----------
                                                          $9,245,337       $9,262,996       $14,611,221
                                                          ==========       ==========       ===========

              CONNING CORPORATION AND SUBSIDIARIES

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

    As a servicing agent, the Company processes principal and interest payments pertaining to certain mortgages originated for GenAmerica and its affiliates. As of December 31, 1998 and 1997, $8,976,934 and $692,492, respectively, of escrowed funds pertaining to these activities is included in accounts payable.

NOTE 11--STOCK AND STOCK OPTION PLANS

    In August 1995, the shareholders approved the Company's 1995 Flexible Stock Plan (1995 Plan) which provides for the grant of options to purchase up to 2,100,000 shares of the Company's Non-Voting Common Stock to officers and other key employees of the Company and its affiliates. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plan. Upon the initial public offering the options became 100% vested. All options were granted at fair value. Total options issued and outstanding under the 1995 Plan were 824,000 and 1,000,000 as of December 31, 1998 and 1997, respectively and were fully vested upon the completion of the Company's initial public offering in December 1997. No additional options will be granted under the 1995 Plan.

    On November 8, 1996, the shareholders approved the Company's 1996 Flexible Stock Plan (1996 Plan) which provides for the grant of options to purchase up to 2,100,000 shares of the Company's Non-Voting Common Stock to officers and other key employees of the Company and its affiliates. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plan. All options were granted at fair value. Total options issued and outstanding under the 1996 Plan were 233,750 and 237,500 as of December 31, 1998 and 1997, respectively. No additional options will be granted under the 1996
Plan.

    In December 1997, the shareholders approved the Company's 1997 Flexible Stock Plan (1997 Plan) which provides for the grant of options to purchase up to 2,200,000 shares of the Company's Common Stock to officers, directors and other key employees of the Company and its affiliates. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plan. All options were granted at fair value. Total options issued and outstanding under the 1997 Plan were 1,892,706 and 1,285,189 as of December 31, 1998 and 1997,
respectively.

    The weighted-average remaining contractual vesting period at December 31, 1998 was approximately four years.

                                                                                                       WEIGHTED AVERAGE
                                                          NUMBER OF SHARES                              EXERCISE PRICE
                                              -----------------------------------------         -------------------------------
                                                             DECEMBER 31,                                 DECEMBER 31,
                                                1998            1997            1996             1998         1997        1996
Outstanding, beginning of year..............  2,522,689       1,230,000       1,000,000         $ 9.65       $ 5.64       $5.33
Granted.....................................    644,517       1,292,689         230,000          16.48        13.46        7.00
Exercised...................................    186,750             --              --            5.77          --          --
Canceled....................................     30,000             --              --           12.85          --          --
                                              ---------       ---------       ---------         ------       ------       -----
Outstanding, end of year....................  2,950,456       2,522,689       1,230,000         $11.35       $ 9.65       $5.64
                                              =========       =========       =========         ======       ======       =====
Exercisable, end of year....................  1,288,786       1,366,189         200,000         $ 7.81       $ 7.30       $5.33
                                              =========       =========       =========         ======       ======       =====

                CONNING CORPORATION AND SUBSIDIARIES

    The following table summarizes stock options outstanding as of December 31, 1998:

                                                          WEIGHTED
                                                           AVERAGE         WEIGHTED
                                                          REMAINING        AVERAGE
                                                         CONTRACTUAL       EXERCISE
RANGE OF EXERCISE PRICE                OUTSTANDING          LIFE            PRICE
$ 5.33 - $ 7.00......................   1,057,750            6.9            $ 5.69

$13.18 - $18.34......................   1,892,706           9.27            $14.51
-----------------------------------------------------------------------------------
$ 5.33 - $18.34......................   2,950,456           7.81            $11.35

    During December 1998, the Company's Compensation Committee granted 134,653 shares of restricted stock at a price of $16.00 per share under the 1997 Flexible Stock Plan. The 1998 restricted stock vest over future periods and will be reflected as compensation expense in future periods totaling approximately $900,000 per year for the next five years.

    The Company applies APB 25 in accounting for the 1997, 1996 and 1995 Flexible Stock Plans and, accordingly, no compensation cost has been recognized for stock options in the financial statements. The weighted-average grant-date fair value of stock options granted during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS 123 are as follows:

                                                           1998              1997             1996
Grant-date fair value per share.......................        $6.81            $3.18            $1.13
Significant assumptions:
Risk-free interest rate at grant date.................        4.65%            5.59%            5.70%
Expected dividend payout..............................        $0.20            $0.16             $  0
Expected stock price volatility.......................        47.8%              30%              N/A
Expected life to exercise (years).....................         5.00             2.75             2.50
Net income
    As reported.......................................  $13,112,606       $8,916,329       $6,212,231
    Pro forma.........................................  $11,618,147       $8,392,758       $5,840,384
Pro forma earnings per common share
    As reported Basic.................................        $1.00            $1.13            $0.79
    As reported Diluted...............................        $0.93            $0.80            $0.57
    Pro forma Basic...................................        $0.88            $1.05            $0.74
    Pro forma Diluted.................................        $0.83            $0.76            $0.54

    At December 31, 1998, the Company's closing stock price was $20.75.

              CONNING CORPORATION AND SUBSIDIARIES

NOTE 12--EMPLOYEE BENEFITS

    The Company has two retirement savings plans, a 401(k) Savings Plan (the "401(k) Plan") and the General American Life Insurance Company Progress Sharing Plan and Trust (the "Progress Sharing Plan"). The 401(k) Plan is available to substantially all Conning employees who were employed by Conning prior to the Strategic Merger. The Progress Sharing Plan is available to all employees employed by GAIMCO prior to the Strategic Merger and all employees were employed by the Company subsequent to the Strategic Merger. The Company contributed $892,618, $1,019,327, and $547,127 on behalf of eligible employees for the years ended December 31, 1998, 1997 and 1996, respectively. Direct charges to the Company from General American for the Progress Sharing Plan were approximately $566,251, $407,074, $310,000, for the years ended December 31, 1998, 1997 and
1996, respectively, which is included in the charges for administrative services from General American. One of the investment vehicles offered in the 401(k) Plan is managed by Conning.

    Pension Plan--Substantially all personnel who were employees of GAIMCO prior to the Strategic Merger were eligible for a defined benefit plan sponsored by General American through December 31, 1996. All costs are borne and retained by General American. The plan was overfunded as of December 31, 1998 and 1997, therefore, no charges were made by General American to GAIMCO.

NOTE 13--LITIGATION

    One legal claim has arisen against C&C during the normal course of its businesses. Although the matters are subject to uncertainty, as they remain in the preliminary stages and discovery has not been completed, the Company believes that C&C has meritorious defenses to all claims and that the probable outcomes should not have a material adverse effect upon the Company, its liquidity or its operations.

NOTE 14--COMMITMENTS AND CONTINGENCIES

    The Company through its subsidiary is, directly or through intermediary partnerships, a 1% general partner in certain private equity funds that the Company also manages. Capital contributions by the partners are called as needed for investments by the funds. At December 31, 1998, the Company's future commitment to fund such required capital contributions was approximately $1,677,000.

    The Company through its subsidiary has committed to Conning Connecticut Investors, L.L.C. (the "L.L.C."), a limited liability company of which the Company is the general partner and managing member, up to approximately $4,040,000 for purposes of capitalizing the general partner. The amount is payable only in the event of insolvency on the part of the L.L.C.

NOTE 15--NET CAPITAL REQUIREMENTS

    C&C is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. and therefore is subject to a requirement of the SEC's Uniform Net Capital Rule, requiring the maintenance of certain minimal capital levels. At December 31, 1998, C&C had net capital, as defined by the Uniform Net Capital Rule, of approximately $15,980,000 which was $14,960,000 in excess of the required net capital. CAM is also subject to minimum net capital requirements which are determined by state regulations in certain of the states in which CAM is licensed to do business. As of December 31, 1998 and 1997, CAM was in compliance with all minimum state requirements.

NOTE 16--CONCENTRATION OF CREDIT RISK

    Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade account receivables and short-term investments. Short-term investments consist of investment grade commercial paper and approximate fair value because of the short maturity of these items. With the exception of trade receivables from General American and its affiliates, credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across geographical

              CONNING CORPORATION AND SUBSIDIARIES
areas. Investment management fees receivable from General American and their affiliated entities at December 3l, 1998 and 1997 amounted to approximately $2,025,053 and $1,507,206, respectively.

NOTE 17--INDUSTRY SEGMENT

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Additionally, SFAS 131 establishes standards for related disclosures about products and services, geographic areas, and major customers, superseding SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

    The underlying principle of SFAS 131 is a management approach to the information disclosed. The management approach is based on the way management organizes the Company's segments within the enterprise for making operating decisions and assessing performance. The FASB believes that information based on this approach will be more useful to the user since it will be the same information management uses to make decisions about the enterprise. Further, the FASB does not think that separate measures of segment performance should have to be developed solely for the purpose of disclosure. This approach allows management's decisions on such topics as allocations to remain unchanged even if they do not conform to generally accept accounting principles, employing reasonableness as a sufficient test.

    Segment information on the Company for the years ended December 31, 1998, 1997 and 1996 are as follows:

                            ASSET MANAGEMENT                MORTGAGE LOAN                   RESEARCH
                       ---------------------------   ---------------------------   ---------------------------
                        1998      1997      1996      1998      1997      1996      1998      1997      1996
                                                       (DOLLARS IN THOUSANDS)
Revenues.............  $40,321   $33,399   $25,479   $22,434   $16,104   $14,977   $16,924   $15,479   $12,148
Pre-tax income.......  $10,977   $ 7,613   $ 5,530   $ 6,952   $ 3,614   $ 2,738   $ 4,818   $ 3,916   $ 2,795
Revenue from
  Major Customer.....  $14,514   $11,444   $ 8,722   $ 5,288   $ 5,784   $ 5,577   $   530   $    --   $    --

                                COMBINED
                           OPERATING SEGMENTS
                       ---------------------------
                        1998      1997      1996
                         (DOLLARS IN THOUSANDS)
Revenues.............  $79,679   $64,982   $52,604
Pre-tax income.......  $22,747   $15,143   $11,063
Revenue from
  Major Customer.....  $20,332   $17,228   $14,299

                                                CONSOLIDATED REVENUES BY
                                                     GEOGRAPHIC AREA
                                           -----------------------------------
                                            1998          1997          1996
                                                 (DOLLARS IN THOUSANDS)
Geographic Areas
     United States.......................  $80,033       $64,953       $52,872
     All Other Areas.....................  $ 2,199       $ 1,663       $   794
                                               RECONCILIATION OF COMBINED
                                               OPERATING SEGMENT REVENUES
                                                TO CONSOLIDATED REVENUES
                                           -----------------------------------
                                            1998          1997          1996
                                                 (DOLLARS IN THOUSANDS)
Combined operating segment revenue.......  $79,679       $64,982       $52,604
Other income.............................    2,553         1,634         1,062
                                           -------       -------       -------
Consolidated revenue.....................  $82,232       $66,616       $53,666
                                           =======       =======       =======

              CONNING CORPORATION AND SUBSIDIARIES

    Revenue--Combined operating segment revenues as reported above do not include other income which is considered a component of corporate operations rather than any single segment. For the year ended December 31, 1998, 1997 and 1996, other income was approximately $2,553,000, $1,634,000 and $1,062,000, respectively.

    Pre-tax income--The Company's segment pre-tax income reflects a two step allocation of indirect charges net of other income. The first step is the allocation of indirect charges for corporate overhead, which includes various support functions such as senior management, finance, personnel and facilities management. Corporate overhead is allocated to each operating segment based on the operating segment's proportionate share of direct expenses to the combined operating segment direct expenses. The second step is the allocation of all other indirect charges which includes depreciation, amortization, interest expense and certain compensation charges. These other indirect charges are allocated to the operating segments based on the operating segment's proportionate share of combined operating segment income from operations net of corporate overhead allocations. There are no reconciling items between the combined operating segment pre-tax income reported above and the pre-tax income reported on the consolidated statement of income.

    Major customer--The Company has one customer, a significant shareholder of the Company, that provides more than 10% of consolidated revenue.

    In addition to the disclosures above, SFAS 131 requires other financial disclosures if those measures are used by management to make operating decisions, assess performance and allocate resources. Specifically, total assets, interest revenue, interest expense, depreciation and amortization expense, unusual items, extraordinary items, equity in net income or loss of investees accounted for by the equity method, income tax provision or benefit and other significant non-cash items are required to be disclosed by segment. Management does not consider these items by operating segment when making operating decisions, assessing segment performance or when allocating resources.

              CONNING CORPORATION AND SUBSIDIARIES

NOTE 18--EARNINGS PER SHARE

    The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                FOR THE YEAR ENDED DECEMBER 31, 1998
                                                           -----------------------------------------------
                                                             INCOME             SHARES           PER SHARE
                                                           (NUMERATOR)       (DENOMINATOR)        AMOUNT
Net income...............................................  $13,112,606
                                                           -----------
BASIC EPS:
Net earnings available to common shareholders............   13,112,606         13,146,558          $1.00
EFFECT OF DILUTIVE SECURITIES:
Stock options............................................                         890,415
                                                           -----------        -----------
DILUTED EPS:
Net earnings available to common shareholders and
  assumed full conversions...............................  $13,112,606         14,036,973          $0.93

                                                                FOR THE YEAR ENDED DECEMBER 31, 1997
                                                           -----------------------------------------------
                                                             INCOME             SHARES           PER SHARE
                                                           (NUMERATOR)       (DENOMINATOR)        AMOUNT
Net income.                                                  8,916,329
Less: preferred stock dividends..........................     (963,127)
                                                           -----------
BASIC EPS:
Net earnings available to common shareholders............    7,953,202          7,055,889          $1.13
EFFECT OF DILUTIVE SECURITIES:
Preferred stock dividends................................      963,127
Conversion of preferred stock............................                       3,436,194
Stock options............................................                         608,649
                                                           -----------        -----------
DILUTED EPS:
Net earnings available to common shareholders and
  assumed full conversion................................  $ 8,916,329         11,100,732          $0.80

                                                                FOR THE YEAR ENDED DECEMBER 31, 1996
                                                           -----------------------------------------------
                                                             INCOME             SHARES           PER SHARE
                                                           (NUMERATOR)       (DENOMINATOR)        AMOUNT
Net income.                                                  6,212,231
Less: preferred stock dividends..........................     (905,715)
                                                           -----------
BASIC EPS:
Net earnings available to common shareholders............    5,306,516          6,710,000          $0.79
EFFECT OF DILUTIVE SECURITIES:
Preferred stock dividends................................      905,715
Conversion of preferred stock............................                       3,436,194
Stock options............................................                         725,742
                                                           -----------        -----------
DILUTED EPS:
Net earnings available to common shareholders and
  assumed full conversion................................  $ 6,212,231         10,871,936          $0.57

    During 1998, there were 146,329 shares that were considered anti-dilutive and were not included in the earnings per share calculations above.

              CONNING CORPORATION AND SUBSIDIARIES

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table summarizes quarterly results of operations for the two years ended December 31, 1998 and 1997:

                                                         FIRST        SECOND         THIRD        FOURTH
                                                        QUARTER       QUARTER       QUARTER       QUARTER
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
1998
    Revenues..........................................  $19,680       $20,558       $20,703       $21,291
    Operating income..................................    5,018         5,633         6,118         6,232
    Income before taxes...............................    4,952         5,569         6,055         6,171
    Net income........................................    2,832         3,197         3,497         3,587
    Earnings per share
        Basic earnings per share......................  $  0.21       $  0.24       $  0.27       $  0.28
        Diluted earnings per share....................  $  0.20       $  0.22       $  0.25       $  0.26
    Dividends per share...............................  $  0.04       $  0.04       $  0.04       $  0.04
    Market price per share:
        High..........................................  $ 21.50       $ 22.25       $ 20.88       $ 20.75
        Low...........................................  $ 16.50       $ 19.50       $ 13.13       $ 11.00

1997
    Revenues..........................................  $15,288       $15,633       $16,003       $19,691
    Operating income..................................    3,426         3,953         3,593         4,471
    Income before taxes...............................    3,333         3,884         3,521         4,404
    Net income........................................    1,877         2,220         2,325         2,494
    Earnings per share
        Basic earnings per share......................  $  0.24       $  0.29       $  0.30       $  0.29
        Diluted earnings per share....................  $  0.17       $  0.20       $  0.21       $  0.22
    Dividends per share...............................       --            --            --            --
    Market price per share:
        High..........................................       --            --            --       $ 17.25
        Low...........................................       --            --            --       $ 14.25

                 INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Conning Corporation:

    We have audited the accompanying consolidated balance sheets of Conning Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of these consolidated financial statements, we have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conning Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        /s/ KPMG LLP

St. Louis, Missouri
January 21, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

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

    (a) 1. FINANCIAL STATEMENTS
           See Item 8 of this Report

        2. FINANCIAL STATEMENT SCHEDULES

                                                          SCHEDULE I

                                  CONNING CORPORATION
                                 (PARENT COMPANY ONLY)

                                CONDENSED BALANCE SHEET
                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                   1998              1997
ASSETS

Cash and cash equivalents...................................    $ 5,716,696       $24,768,768

Short-term investments......................................      3,789,437        11,414,751

Investment in subsidiary....................................     75,343,433        38,415,069

Capitalized software, less accumulated amortization of
  $993,383 and $651,667.....................................        722,067         1,048,333

Income tax receivable.......................................      1,983,425         1,131,229

Prepaid expenses and other assets...........................          4,418             4,418
                                                                -----------       -----------
    Total assets............................................    $87,559,476       $76,782,568
                                                                ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses............................................    $   315,234       $   587,833

Due to affiliates...........................................      6,065,224         1,593,687

Other payables..............................................        320,000           480,000

Deferred liabilities........................................        682,430           415,426
                                                                -----------       -----------
    Total liabilities.......................................      7,382,888         3,076,946
                                                                -----------       -----------
Common stock, $.01 par value, 50,000,000 shares authorized;
  13,571,403 and 13,250,000 shares issued and outstanding in
  1998 and 1997, respectively...............................        135,714           132,500

Additional paid in capital..................................     74,975,681        73,126,002

Retained earnings...........................................     11,462,681           447,120

Treasury stock..............................................     (6,397,488)               --
                                                                -----------       -----------
    Total common shareholders' equity.......................     80,176,588        73,705,622
                                                                -----------       -----------
    Total liabilities and shareholders' equity..............    $87,559,476       $76,782,568
                                                                ===========       ===========

               See accompanying notes to condensed financial statements.

                                  CONNING CORPORATION
                                 (PARENT COMPANY ONLY)

                             CONDENSED STATEMENTS OF INCOME
                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                   1998              1997
REVENUE

Dividend income.............................................    $    39,634       $ 2,027,500

Management advisory fees....................................        300,000           300,000

Other income................................................      1,631,853            76,176
                                                                -----------       -----------
    Total revenues..........................................      1,971,487         2,403,676
                                                                -----------       -----------

EXPENSES

Amortization of capitalized software........................        341,716           340,000

Professional services.......................................        597,717            43,596

Other expenses..............................................        112,065            72,147

Interest expense............................................             --            21,389
                                                                -----------       -----------
    Total expenses..........................................      1,051,498           477,132
                                                                -----------       -----------
Income before benefit for income taxes......................        919,989         1,926,544

Benefit for income taxes....................................        105,678            20,948
                                                                -----------       -----------
Income before equity in undistributed earnings of
  subsidiaries, net of taxes................................      1,025,667         1,947,492

Equity in undistributed earnings of subsidiaries, net of
  taxes of $9,426,654 and $6,247,190........................     12,086,939         6,968,837
                                                                -----------       -----------
Net income..................................................     13,112,606         8,916,329

Preferred stock dividends...................................             --           963,127
                                                                -----------       -----------
Net earnings available to common shareholders...............    $13,112,606       $ 7,953,202
                                                                ===========       ===========

                 See accompanying notes to condensed financial statements.

                                  CONNING CORPORATION
                                 (PARENT COMPANY ONLY)

                            CONDENSED STATEMENTS OF CASH FLOW
                      FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                                                    1998               1997
Operating activities:
    Net Income..............................................    $ 13,112,606       $  8,916,329
    Adjustment for items not affecting cash:
        Amortization of capitalized software................         341,716            340,000
        Changes in:
            Investments in subsidiaries.....................     (36,328,365)        (8,996,338)
            Income taxes receivable.........................         (78,981)             3,556
            Due to/from affiliates..........................       4,471,537            529,255
            Accrued expenses................................        (272,596)           582,000
            Deferred liabilities and other payables.........         107,005             87,696
                                                                ------------       ------------
                Net cash provided by (used in) operating
                  activities................................     (18,647,078)         1,462,498
                                                                ------------       ------------
Investing activities:
        Purchase of software................................         (15,450)                --
        Investment in subsidiary............................        (600,000)                --
        Maturities (purchase) of short-term investments,
          net...............................................       7,625,314        (11,414,751)
        Dividends received from subsidiaries................              --          2,027,500
                                                                ------------       ------------
                Net cash provided by (used in) investing
                  activities................................       7,009,864         (9,387,251)
                                                                ------------       ------------
Financing activities:
        Repayments on long term debt........................              --         (2,000,000)
        Issuance of common stock through incentive
          programs..........................................       1,079,675                 --
        Purchase of common stock for treasury...............      (6,397,488)                --
        Issuance of common stock through initial public
          offering..........................................              --         34,595,000
        Issuance of Series B preferred stock................              --             79,950
        Conversion of Series B preferred stock..............              --            793,250
        Dividends on common stock...........................      (2,097,045)                --
        Dividends on preferred stock........................              --         (1,198,942)
                                                                ------------       ------------
                Net cash provided by (used in) financing
                  activities................................      (7,414,858)        32,269,258
                                                                ------------       ------------
Net change in cash and cash equivalents.....................     (19,052,072)        24,344,505
Cash and cash equivalents, beginning of the year............      24,768,768            424,263
                                                                ------------       ------------
Cash and cash equivalents, end of year......................    $  5,716,696       $ 24,768,768
                                                                ============       ============
Cash paid for:
        Interest............................................    $         --       $     21,389
        Income taxes........................................    $         --       $         --
Supplemental disclosure of cash flow information:
        Accretion of Series A and B preferred stock.........    $         --       $ 13,710,298
        Conversion of Series A and B preferred stock to
          common stock......................................    $         --       $ 38,572,052

                    See accompanying notes to condensed financial statements.

                        CONNING CORPORATION
                       (PARENT COMPANY ONLY)

              NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1--ORGANIZATION

    The condensed financial statements of Conning Corporation (the "Company") should be read in conjunction with the consolidated financial statements of Conning Corporation and Subsidiaries and the notes thereto. Investment in subsidiary is accounted for under the equity method.

NOTE 2--RELATED PARTY TRANSACTIONS

    During 1998 and 1997, the Company provided the use of its software to its subsidiaries through administrative services agreements. Charges were $340,000 and $340,000 during 1998 and 1997, respectively, which approximated the amortization of the software during the period.

    The amount of cash dividends paid to the Company by consolidated subsidiaries of the Company amounted to approximately $0 and $2,027,500 for the years ended December 31, 1998 and 1997, respectively. There are not restrictions on the payment of dividends, except for those stipulated by certain regulatory authorities applicable to Conning & Company. Conning & Company's ability to pay dividends is limited to capital in excess of a defined minimum requirement as set forth in Securities and Exchange Commission Rule 15c3-1.

NOTE 3--CAPITAL TRANSACTIONS

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

    On January 21, 1999, the Board of Directors of the Company declared a quarterly dividend of $0.05 per share increasing the dividend rate by 25%.

          3. EXHIBITS [<F*>denotes filed herewith]
                      [<F*><F*>denotes a management contract or compensatory plan or arrangement]
                      [(i) denotes incorporated by reference to the Company's Registration Statement on Form S-1,
                      File Number 333-35993.] [(ii) denotes incorporated by reference to the Company's Form 10-K for the year ending December 31, 1997, File Number 0-23183]

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

 3.1 Restated Articles of Incorporation of the Company, as amended.(ii)

 3.2      Bylaws of the Company.(i)

 4.1      See Exhibit 3.1.

 4.2      See Exhibit 3.2.

10.1 Investment Advisory Agreement dated as of May 1, 1995 between General American and CAM relating to General
          American's general accounts.(i)

10.2 Investment Advisory Agreement dated as of July 2, 1990 between General American and CAM relating to General
          American's separate accounts.(i)

10.3 Investment Advisory Agreement dated as of July 23, 1997 between General American Capital Company and CAM.(i)

10.4 Lease Agreement dated as of July 31, 1996 between General American and CAM.(i)

10.5      Sublease effective as of July 19, 1995 between General
          American and CAM.(i)

10.6 Administrative Services Agreement effective as of August 11, 1995 between the Company and General American (Incorporated by reference to the Company's Registration Statement on Form S-1, File Number 333-35993, Exhibit 10.6).

10.7 Tax Sharing Agreement effective as of July 24, 1995 between the Company, CAM and General American.(i)

10.8 Amended and Restated Shareholders' Agreement effective as of November 22, 1996 among the Company, General American,
          General American Holding Company, and the Shareholders and Option Holders of the Company.(i)

10.9 Registration Rights Agreement dated as of June 12, 1997 among the Company, General American and General American Holding Company.(i)

10.10 Tax Allocation and Tax Sharing Agreement dated as of June 12, 1997 between the Company, Conning, Inc., Conning &
          Company and Mr. Hansen.(i)

10.11 Form of Employment Agreement dated August 11, 1995 between the Company (Conning Asset Management Company), Conning & Company and Mr. Hansen. (i)<F*><F*>

10.12     Employment Agreement dated August 11, 1995 between the
          Company (as assignee) and Leonard M. Rubenstein.

10.13     Employment Agreement dated August 11, 1995 between the
          Company (formerly Conning Asset Management Company), Conning & Company and Maurice W. Slayton.(i)<F*><F*>

10.14 Software License Agreement effective as of January 27, 1996 among CAM, General American and SS&C Technologies, Inc.
          (formerly Securities, Software & Consulting Inc.).(i)

10.15     1995 Flexible Stock Plan.(i)<F*><F*>

10.16     1996 Flexible Stock Plan.(i)<F*><F*>

10.17     1997 Flexible Stock Plan.(i)<F*><F*>

10.18     Forms of Incentive Stock Option Award and Terms and
          Conditions under 1995 Flexible Stock Plan.(i)<F*><F*>

10.19     Forms of Incentive Stock Option Award and Terms and
          Conditions under 1996 Flexible Stock Plan.(i)<F*><F*>

10.20 Forms of Non-Qualified Stock Option Awards and Terms and Conditions under 1997 Flexible Stock Plan.(ii)<F*><F*>

10.24 Office Lease dated August 22, 1989 among Hartford CityPlace L.L.C., Conning, Inc. and Conning & Company, as amended as of June 30, 1997.(i)

10.22 Venture Carried Interests Allocation Plan, as amended.(i)<F*><F*>

10.23     Amended and Restated Limited Partnership Agreement of
          Conning Investment Partners Limited Partnership III, as amended.(i)<F*><F*>

10.24 Limited Liability Company Agreement of Conning Connecticut Investors, L.L.C.(i)<F*><F*>

10.25 Limited Liability Company Agreement of Conning Partners II, L.L.C.(i)<F*><F*>

10.26 Limited Liability Company Agreement of Conning Investment Partners V, L.L.C., dated as of October 31, 1997.(i)<F*><F*>

10.27<F*> Forms of Restricted Stock Award and Terms and Conditions under 1997 Flexible Stock Plan.

10.28<F*> Agreement with Maurice W. Slayton dated December 22, 1998.

21.1      Subsidiaries of the Company.(i)

23.1<F*>  Consent of KPMG LLP.

24.1<F*> Powers of Attorney for John A. Fibiger, Arthur C. Reeds, III, and John C. Shaw.

27.1<F*>  Financial Data Schedule.

          (b)  REPORTS ON FORM 8-K

               On October 16, 1998, the Company filed a Form 8-K relating to the definitive agreement to acquire all the assets and certain liabilities of Noddings & Associates, Inc. and Noddings Investment Group, Inc.

               On December 31, 1998, the Company filed a Form 8-K relating to the filing of the financial statements, pro forma financial information and exhibits relating to the acquisition of Noddings & Associates, Inc. and Noddings Investment Group, Inc.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duty caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CONNING CORPORATION


                                 By:   /s/ Leonard M. Rubenstein
                                     -------------------------------
                                          Leonard M. Rubenstein
                                         Chairman, President and
                                         Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                   NAME                                      TITLE                                 DATE

           JOHN A. FIBIGER<F*>                Director                                         March 26, 1999
    ---------------------------------
             John A. Fibiger

             RICHARD A. LIDDY                 Director                                         March 26, 1999
    ---------------------------------
             Richard A. Liddy

         ARTHUR C. REEDS, III<F*>             Director                                         March 26, 1999
    ---------------------------------
           Arthur C. Reeds, III

          LEONARD M. RUBENSTEIN               Chairman, President and Chief Executive          March 26, 1999
    ---------------------------------         Officer (Principal Executive Officer)
          Leonard M. Rubenstein

             FRED M. SCHPERO                  Senior Vice President and Chief Financial        March 26, 1999
    ---------------------------------         Officer (Principal Financial and
             Fred M. Schpero                  Accounting Officer)

             JOHN C. SHAW<F*>                 Director                                         March 26, 1999
    ---------------------------------
               John C. Shaw

            MAURICE W. SLAYTON                Director                                         March 26, 1999
    ---------------------------------
            Maurice W. Slayton

<F*>By:      FRED M. SCHPERO                  Attorney-in-Fact
       ------------------------------
             Fred M. Schpero

                           EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION

10.27 Forms of Restricted Stock Award and Terms and Conditions under 1997 Flexible Stock Plan.

10.28     Agreement with Maurice W. Slayton dated December 22, 1998.

23.1      Consent of KPMG LLP.

24.1 Powers of Attorney for John A. Fibiger, Arthur C. Reeds, III, and John C. Shaw.

27.1      Financial Data Schedule.