Form 10-Q
period 1999-03-31
CONNING CORP
filed 1999-05-14
CIK 801051

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(MARK ONE)
   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                             ----------

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

                             ----------

   INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                            YES   X         NO
                                 ---           ---

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF APRIL 30, 1999:
13,533,803 SHARES

                   CONNING CORPORATION AND SUBSIDIARIES


                             TABLE OF CONTENTS


ITEM                                                                    PAGE
----                                                                    ----

                      PART I - FINANCIAL INFORMATION
                      ------------------------------

1        Financial Statements                                           1

         Condensed Consolidated Balance Sheets (Unaudited)
         March 31, 1999 and December 31, 1998                           1

         Condensed Consolidated Statements of Income (Unaudited)
         Three month periods ended March 31, 1999 and 1998              2

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Three month periods ended March 31, 1999 and 1998              3

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                         4-6

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7-11

                        PART II - OTHER INFORMATION
                        ---------------------------

1        Legal Proceedings                                              12

5        Other Information                                              12

6        Exhibits and Reports on Form 8-K                               12

         Signatures                                                     13

         Index to Exhibits                                              14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          CONNING CORPORATION AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                          MARCH 31, 1999 AND DECEMBER 31, 1998
                                       (Unaudited)

                                                                   1999              1998
                                                             ----------------  ----------------
                      ASSETS
Current assets:

 Cash and cash equivalents                                     $ 34,168,623      $ 31,343,314
 Short-term investments                                          19,845,336        28,288,155
 Accounts receivable, net                                        10,540,732        11,165,200
 Marketable equity securities, at fair value                        724,580           278,222
 Prepaid expenses and other current assets                          438,158           481,455
                                                             ----------------  ----------------
   Total current assets                                          65,717,429        71,556,346
Non-marketable investments at value                               3,538,005         2,737,147
Equipment and leasehold improvements, at cost, net of
 accumulated depreciation                                         1,387,534         1,451,653
Deferred income taxes                                             2,950,808         3,199,812
Goodwill                                                         40,142,132        40,706,020
Other assets                                                      4,721,027         2,827,145
                                                             ----------------  ----------------
   Total assets                                                $118,456,935      $122,478,123
                                                             ================  ================

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Compensation payable                                          $  2,880,101      $ 12,794,850
 Deferred revenue                                                 3,926,392         3,792,762
 Due to affiliates                                                4,698,449         2,338,918
 Income taxes payable                                             2,295,901           284,441
 Accounts payable and other accrued expenses                     16,856,383        19,554,667
                                                             ----------------  ----------------
   Total current liabilities                                     30,657,226        38,765,638
Accrued rent                                                      3,137,157         3,215,897
Other payables                                                      280,000           320,000
                                                             ----------------  ----------------
   Total liabilities                                             34,074,383        42,301,535
                                                             ----------------  ----------------

Common stock                                                        136,927           135,714
Additional paid-in capital                                       76,083,141        74,975,681
Retained earnings                                                14,559,972        11,462,681
Treasury stock                                                   (6,397,488)       (6,397,488)
                                                             ----------------  ----------------
   Total shareholders' equity                                    84,382,552        80,176,588
                                                             ----------------  ----------------

   Total liabilities and shareholders' equity                  $118,456,935      $122,478,123
                                                             ================  ================

         See accompanying notes to interim condensed consolidated financial statements.

                          CONNING CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                       (Unaudited)

                                                                   1999              1998
                                                              ---------------   ---------------
REVENUES:
 Asset management and related fees                              $18,173,871       $14,685,364
 Research services                                                4,401,854         4,167,687
 Other income                                                       470,625           827,402
                                                              ---------------   ---------------
   Total revenues                                                23,046,350        19,680,453
                                                              ---------------   ---------------

EXPENSES:
 Employee compensation and benefits                              10,617,219         9,631,723
 Occupancy and equipment costs                                    1,520,508         1,145,232
 Marketing and production costs                                   1,844,698         1,558,151
 Professional services                                              670,095           551,588
 Amortization of goodwill and other                                 648,888           707,847
 Other operating expenses                                         1,344,662         1,067,710
                                                              ---------------   ---------------
   Total expenses                                                16,646,070        14,662,251
                                                              ---------------   ---------------

Operating income                                                  6,400,280         5,018,202
Interest expense                                                     59,552            65,975
                                                              ---------------   ---------------
 Income before provision for income taxes                         6,340,728         4,952,227
Provision for income taxes                                        2,574,912         2,120,290
                                                              ---------------   ---------------
 Net income                                                     $ 3,765,816       $ 2,831,937
                                                              ===============   ===============

Weighted average diluted shares outstanding                      14,037,341        14,174,574
Earnings per share:
 Basic                                                          $      0.28       $      0.21
 Diluted                                                        $      0.27       $      0.20

       See accompanying notes to interim condensed consolidated financial statements.

                           CONNING CORPORATION & SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998
                                       (Unaudited)
                                                                   1999              1998
                                                             ----------------  ----------------
OPERATING ACTIVITIES:
 Net income                                                    $  3,765,816      $  2,831,937
 Adjustment for items not affecting cash:
   Depreciation                                                     178,240           187,452
   Amortization of goodwill and other                               655,071           707,847
   Net unrealized appreciation on non-marketable
      investments                                                  (303,540)         (193,952)
   Net change in marketable equity securities                      (446,358)          (73,181)
   Accretion of discounts on short-term investments                (237,873)         (105,405)
   Changes in:
     Accounts receivable                                            624,468         1,899,194
     Prepaid expenses and other assets                           (1,941,768)           45,870
     Accounts payable and other accrued expenses                 (2,738,284)        3,037,772
     Income taxes payable                                         2,097,872         2,245,495
     Due to affiliates                                            2,359,531         1,882,943
     Deferred tax asset                                             249,004           (78,855)
     Deferred revenue                                               133,630         1,110,714
     Accrued rent                                                   (78,740)          (64,052)
     Compensation payable                                        (9,914,749)       (7,997,732)
                                                             ----------------  ----------------
      Net cash provided by (used in) operating activities        (5,597,680)        5,436,047
                                                             ----------------  ----------------

INVESTING ACTIVITIES:
 Purchases of non-marketable investments                           (661,408)                -
 Distribution from non-marketable investment                        164,090            94,933
 Purchases of equipment and other assets, net                      (114,121)         (127,465)
 Purchases of short-term investments                            (27,052,748)      (13,592,148)
 Maturities of short-term investments                            35,733,440        17,187,915
                                                             ----------------  ----------------
      Net cash provided by investing activities                   8,069,253         3,563,235
                                                             ----------------  ----------------

FINANCING ACTIVITIES:
 Issuance of common stock                                         1,022,261                 -
 Dividends on common stock                                         (668,525)         (530,000)
                                                             ----------------  ----------------
      Net cash provided by (used in) financing activities           353,736          (530,000)
                                                             ----------------  ----------------

Net change in cash and cash equivalents                           2,825,309         8,469,282
Cash and cash equivalents, beginning of period                   31,343,314        43,085,406
                                                             ----------------  ----------------
Cash and cash equivalents, end of period                       $ 34,168,623      $ 51,554,688
                                                             ================  ================

       See accompanying notes to interim condensed consolidated financial statements.

                CONNING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited, interim condensed consolidated financial statements of Conning Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial information reflects adjustment, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries as of March 31, 1999 and their results of operations and their cash flows for the three month periods ended March 31, 1999 and 1998. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited financial statements should be read in conjunction with the Company's Annual Report on Form
10-K for the year ended December 31, 1998.

NOTE 2 - DIVIDENDS

The Company has paid cash dividends of $0.05 per share totaling $668,525 on its common stock through March 31, 1999 compared to $0.04 per share totaling $530,000 for the same period during 1998. During April, 1999 the Company declared a $0.05 per share quarterly cash dividend on the Company's common stock, payable on June 11, 1999 to shareholders of record on May 21, 1999.

NOTE 3 - MORTGAGE SERVICING OPERATIONS

During January, 1998, the Company assumed certain mortgage servicing functions for its clients which include acting as an agent in the collection and processing of principal and interest loan payments and escrow items. As of March 31, 1999 and December 31, 1998, the Company maintained approximately $11.8 million and $14.1 million, respectively, in escrow balances off-balance sheet as the amounts were not considered to be owned or operated by the Company.

NOTE 4 - INDUSTRY SEGMENT

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial statements issued to shareholders.

                CONNING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


Segment information on the Company for the three month periods ended March 31, 1999 and 1998 are as follows, dollars in thousands:

                                                                    1999             1998
                                                                 -----------      -----------
   ASSET MANAGEMENT
     Revenues                                                      $11,848          $ 9,933
     Pre-tax income                                                $ 3,066          $ 2,508

   MORTGAGE LOAN & REAL ESTATE
     Revenues                                                      $ 6,325          $ 4,752
     Pre-tax income                                                $ 2,140          $ 1,353

   RESEARCH
     Revenues                                                      $ 4,402          $ 4,168
     Pre-tax income                                                $ 1,135          $ 1,091

   COMBINED OPERATING SEGMENTS
     Revenues                                                      $22,575          $18,853
     Pre-tax income                                                $ 6,341          $ 4,952

   RECONCILIATION OF COMBINED OPERATING
   SEGMENT REVENUES TO CONSOLIDATED REVENUES
     Combined operating segment revenue                            $22,575          $18,853
     Other income                                                      471              827
                                                                   -------          -------
     Consolidated revenue                                          $23,046          $19,680
                                                                   =======          =======

As of March 31, 1999, there are no differences in the basis of measuring segment profit as compared to the Company's Annual Report for the year ended December 31, 1998.

In addition to the disclosures above, SFAS 131 requires certain disclosures pertaining to assets by segments if those measures are used by management to make operating decisions, assess performance and allocated resources. Management does not consider these items by operating segment when making operating decisions, assessing performance or allocating resources.

                CONNING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 5 - EARNINGS PER SHARE

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1999:

                                                 Income               Shares             Per Share
                                               (numerator)         (denominator)           Amount
                                             ---------------     -----------------     -------------
BASIC EPS:
Net income                                     $3,765,816            13,330,332             $0.28
                                               ----------                                   =====
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                           707,009
                                                                     ----------
DILUTED EPS:
Net income                                     $3,765,816            14,037,341             $0.27
                                               ==========            ==========             =====

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 1998:

                                                 Income               Shares             Per Share
                                               (numerator)         (denominator)           Amount
                                             ---------------     -----------------     -------------
BASIC EPS:
Net income                                      2,831,937            13,250,000             $0.21
                                               ----------                                   =====
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                           924,574
                                                                     ----------

DILUTED EPS:
Net income                                     $2,831,937            14,174,574             $0.20
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

Conning's assets under discretionary management were $29.4 billion as of March 31, 1999, an increase of $1.9 billion from $27.5 billion under management at March 31, 1998. The net increase in assets during the twelve-month period is due to an increase in assets from new and existing clients. Total assets serviced increased $5.1 billion since March 31, 1998 to $90.6 billion at March 31, 1999. New client activity in investment advisory assets serviced was the primary result of this increase, accompanied by stable growth in the Company's core assets under discretionary management.

RESULTS OF OPERATIONS
---------------------

Statement of income for the three months ended March 31, 1999 compared to the three months ended March 31, 1998

Total revenues increased 17% to $23.0 million for the three months ended March 31, 1999 versus $19.7 million for the same period in 1998. This increase was primarily attributable to the increase in asset management and related fees resulting from the growth in assets managed for existing clients and net additions of new clients. Approximately 28% of the increase stems from increased mortgage origination activity which is largely a function of the timing of loan closings. Research service revenues increased 6% to $4.4 million for the three months ended March 31, 1999 from $4.2 million for the same period in 1998 as a result of continued strong core research fees. Underwriting fees, included in research service revenues, decreased by approximately 93% from $647,000 for the three months ended March 31, 1998 to $47,000 for the same period in 1999, which was offset by the 24% increase in core research fees for the comparable periods. Other income for the three months ended March 31, 1999 decreased approximately $357,000, compared to the same period for 1998 primarily due to utilization of cash reserves for acquisitions during the later portion of 1998.

Total expenses increased 14% to $16.6 million for the three months ended
March 31, 1999 from $14.7 million for the same period in 1998, due primarily to increased employee compensation and benefits expenses as well as an increase in occupancy and equipment, marketing and production and certain other expenses associated with the growth in revenues. Total compensation and benefits increased 10% to $10.6 million from $9.6 million for the three months ended March 31, 1999 and 1998, respectively, and represents approximately 50% of the total increase in expenses for the period. The increase is due primarily to staffing increases for Company growth and the recognition of a $250,000 expense in the first quarter of 1999 associated with the recording of compensation expense over the vesting periods of awards under the Company's 1998 long-term incentive compensation program. The ratio of employee compensation and benefits to total revenue decreased from 48.9% in the first quarter of 1998 to 46.1% during the first quarter of 1999 reflecting the Company's ability to leverage its resources as the Company grows. Occupancy and equipment costs increased 33% from $1.1 million for the three months ended March 31, 1998 to $1.5 million for the three months ended March 31, 1999 due to the addition of office space associated with 1998 acquisitions and additional technology expenses associated with the Company's growth.

Provision for income taxes increased by approximately 21% to $2.6 million for the three month period ended March 31, 1999 from $2.1 million for the three month period ended March 31, 1998 as a result of higher taxable income. The effective tax rate has decreased from 42% during 1998 to 41% during 1999 reflecting a decrease in certain state income tax rates.

As a result of all of the above, net income increased 33% to $3.8 million during the three month period ended March 31, 1999 compared to $2.8 million for the same period in 1998.

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

On March 26, 1999, the Company announced a definitive agreement had been reached with The TCW Group, Inc. ("TCW") in which the Company will acquire TCW's insurance company high-grade fixed income management business, which represents approximately $2.5 billion in discretionary assets under management and assets serviced. Subject to certain adjustments, the purchase price for the acquired business is excepted to equal approximately 1.5 times annual management fees relating to this business. A maximum of $3.0 million will be paid at closing with the remainder, up to $2.3 million, over the next two years, subject to successful retention of acquired client relationships and meeting certain revenue targets on the acquired business. The acquisition will be treated as an asset purchase and is expected to close during the second quarter of 1999.

The Company utilized approximately $5.6 million in cash flow from operations during the three months ended March 31, 1999. The Company uses its cash flow for existing operations, working capital, to pay dividends to shareholders, and for general corporate purposes. The Company invests excess cash in deposits with major financial institutions and short-term securities. The Company had no outstanding debt as of March 31, 1999 or December 31, 1998.

The Company's subsidiary, Conning & Company, is subject to the net capital requirement imposed on registered broker-dealers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At March 31, 1999, Conning & Company had net capital of approximately $13.0 million, which was approximately $12.3 million in excess of the regulatory minimum.

The Company has a revolving subordinated loan agreement with a commercial bank for $2.0 million that expires on December 31, 1999. Subject to certain financial criteria and approval by the National Association of Securities Dealers regional office, borrowings qualify as capital for purposes of the Exchange Act's net capital rules. During the three months ended March 31, 1999, the Company exceeded all the associated financial criteria, but did not utilize the revolving agreement.

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

MARKET RISK
-----------

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risk associated with interest rate fluctuations. The Company may be exposed to fluctuations in interest rates primarily in its cash, cash equivalent, commercial paper and other investment transactions. The Company does not use derivative financial investments to manage interest rate risk. Based on the above, the Company does not believe that the effect of reasonably possible near-term changes in interest rates on the Company's investing activities would be material to the Company's financial position, results of operations or cash flow taken as a whole.

Changes in economic and market conditions may adversely affect the profitability and performance of and demand for the Company's services.
A significant portion of the Company's revenues is derived from asset management fees, which are generally based on the market value of assets under management. Consequently, the total value and composition of assets under management and related cash inflows and outflows, and changes in the investment patterns, policies and regulations of the Company's clients may affect materially the amount of assets under management and thus the Company's revenues and profitability.

YEAR 2000
---------

Many of the world's computer systems currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" or "Y2K" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact. The Company has established a Year 2000 Compliance Team, with a charter to plan and execute a Y2K compliance effort. The Team is made up of an existing staff of skilled and experienced associates along with external consultants.

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

The Company has completed remediation for internally supported systems, which primarily involved enhancing software code. In addition to remediation, compliance strategies include: upgrading hardware and software to compliant versions, replacing non-compliant systems with compliant systems, retiring non-compliant systems and securing Y2K Compliance Statements from system vendors and significant external business partners. Upgraded and replacement systems are being tested along with remediated systems.

As of March 31, 1999, all compliance testing for Mission Critical systems has been completed. The Company is also communicating with most of its external business partners, suppliers and vendors in an effort to determine their Y2K readiness. There is no known method to completely determine compliance of external systems, but every reasonable effort is being made to assure compliance of these external systems. The Y2K external readiness evaluation is progressing on target and is scheduled to be complete June 30, 1999. There are many companies that produce the products and services that are supplied to the Company by these external sources. In the event a particular supplier, vendor or business partner is unable to provide products or services to the Company due to a Year 2000 failure, the Company believes it has adequate alternate sources for such products or services. There can be no guarantee, however, that similar or identical products or services would be available on the same terms and conditions or that the Company would not experience some adverse effect as a result of switching to such alternate sources.

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

The Company estimates the total cost to the Company for its Y2K compliance effort, including external and internal expenditures will be approximately $400,000. The Company incurred actual costs of approximately $125,000 in 1998 with the remaining estimated $275,000 to be incurred in 1999. Based on the activities described above, the Company does not believe that the Year 2000 issue will have a material adverse effect on the Company's business or results of operations.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

Certain statements contained in this report are or may constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995, including, without limitation, statements relating to the Company's financial position, plans to increase revenues, competitive strengths, business objectives or strategies, insurance industry trends and expectations regarding GenAmerica's assets or activities. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements or from historical results. The Company's business entails a variety of additional risks, including Year 2000 issues as discussed herein, which are set forth in documents the Company has filed or will file from time to time with the SEC. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                              PART II
                         OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On July 8, 1997, a consolidated amended class-action complaint was filed against SS&C Technologies, Inc. ("SS&C") in the United States District Court, District of Connecticut, styled Marc A. Feiner, M.D., et al. v. SS&C Technologies, Inc., et al. (Civil Action No. 397CV00656(JBA) consolidated with Civil Action No. 397CV01077). On May 7, 1999, SS&C announced that it entered into an agreement to settle the consolidated securities class action lawsuit currently pending against SS&C. The settlement provides for the dismissal of all claims against SS&C, certain of its officers and directors and underwriters. Under the terms of the settlement, SS&C will pay to the class $7.5 million in cash, together with shares of SS&C common stock valued at $1.3 million. The settlement is subject to certain customary conditions, including notice to the class and approval by the Court. Conning was not a party to the class action and the outcome did not have a material adverse effect upon the Company's operations or financial statements.

ITEM 5.   OTHER INFORMATION.

Shareholder proposals submitted under processes prescribed by the Securities and Exchange Commission (in Rule 14a-8 of the Securities Exchange Act) for presentation at the 2000 Annual Meeting must be received by the Company by December 6, 1999 for inclusion in the Company's proxy statement and proxy relating to that meeting. Upon receipt of any such proposal, the Company will determine whether or not to include such proposal in the proxy statement and proxy in accordance with regulations governing the solicitation of proxies. Shareholder proposals submitted outside the process of Rule 14a-8 must be submitted to the Company by March 10, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See Index to Exhibits.

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          CONNING CORPORATION



                            By: /s/ Leonard M. Rubenstein
                                -------------------------------
                                Leonard M. Rubenstein
                                Chairman, President and Chief
                                Executive Officer (Principal
                                Executive Officer)


                                /s/ Fred M. Schpero
                                -------------------------------
                                Fred M. Schpero
                                Senior Vice President and Chief
                                Financial Officer

                            INDEX TO EXHIBITS

Exhibit
Number                         Description
------                         ------------

3.1 Restated Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 0-023183) for the fiscal year ended December 31, 1997 filed March 23, 1998

3.2 Bylaws of the Company incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 (No. 333-35993) filed
        September 19, 1997

27      Financial Data Schedule