Form 10-Q
period 1999-06-30
CONNING CORP
filed 1999-08-13
CIK 801051

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10-Q

(MARK ONE)
   /x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                             OR

   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                      ----------------

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

                      ----------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                   YES   X     NO
                                       ----       ----

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 31, 1999:
13,612,508 SHARES

                      CONNING CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                             PAGE
----                                                                             ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

1     Financial Statements                                                       1

      Condensed Consolidated Balance Sheets (Unaudited)
      June 30, 1999 and December 31, 1998                                        1

      Condensed Consolidated Statements of Income (Unaudited)
      Three month periods ended June 30, 1999 and 1998                           2

      Condensed Consolidated Statements of Income (Unaudited)
      Six month periods ended June 30, 1999 and 1998                             3

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      Six month periods ended June 30, 1999 and 1998                             4

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                                     5-9

2     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                              10-15

                           PART II - OTHER INFORMATION
                           ---------------------------

1     Legal Proceedings                                                          16

4     Submission of Matters to a Vote of Security Holders                        16

5     Other Information                                                          16

6     Exhibits and Reports on Form 8-K                                           17

      Signatures                                                                 18

      Index to Exhibits                                                          19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                      CONNING CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (Unaudited)

                           ASSETS                                  1999               1998
                                                              -------------      -------------
   Current assets:
      Cash and cash equivalents                               $  33,940,049      $  31,343,314
      Short-term investments                                     20,549,817         28,288,155
      Accounts receivable, net                                   11,924,959         11,165,200
      Marketable equity securities, at fair value                   660,793            278,222
      Prepaid expenses and other current assets                     680,249            481,455
                                                              -------------      -------------
         Total current assets                                    67,755,867         71,556,346
      Non-marketable investments at value                         5,336,430          2,737,147
      Equipment and leasehold improvements, at cost, net of
       accumulated depreciation                                   1,754,699          1,451,653
      Deferred income taxes                                       2,736,591          3,199,812
      Goodwill                                                   42,558,499         40,706,020
      Other assets                                                4,791,504          2,827,145
                                                              -------------      -------------
         Total assets                                         $ 124,933,590      $ 122,478,123
                                                              =============      =============

             LIABILITIES AND SHAREHOLDERS' EQUITY

   Current liabilities:
      Compensation payable                                    $   6,328,250      $  12,794,850
      Deferred revenue                                            4,206,512          3,792,762
      Due to affiliates                                           4,519,638          2,338,918
      income taxes payable                                           17,081            284,441
      Accounts payable and other accrued expenses                17,133,895         19,554,667
                                                              -------------      -------------
         Total current liabilities                               32,205,376         38,765,638
   Accrued rent                                                   3,057,982          3,215,897
   Other payables                                                   240,000            320,000
                                                              -------------      -------------
         Total liabilities                                       35,503,358         42,301,535
                                                              -------------      -------------

   Common stock                                                     138,536            135,714
   Additional paid-in capital                                    77,881,646         74,975,681
   Retained earnings                                             17,807,538         11,462,681
   Treasury stock                                                (6,397,488)        (6,397,488)
                                                              -------------      -------------
         Total shareholders' equity                              89,430,232         80,176,588
                                                              -------------      -------------

         Total liabilities and shareholders' equity           $ 124,933,590      $ 122,478,123
                                                              =============      =============


     See accompanying notes to condensed consolidated financial statements.

                      CONNING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                    1999               1998
                                                               ------------       ------------
REVENUES:
   Asset management and related fees                           $ 19,675,436       $ 15,349,592
   Research services                                              3,886,849          4,338,444
   Other income                                                     394,271            869,831
                                                               ------------       ------------
      Total revenues                                             23,956,556         20,557,867
                                                               ------------       ------------

EXPENSES:
   Employee compensation and benefits                            11,184,294          9,544,971
   Occupancy and equipment costs                                  1,563,661          1,120,037
   Marketing and production costs                                 1,983,684          1,811,022
   Professional services                                            671,845            589,714
   Amortization of goodwill and other                               654,454            707,848
   Other operating expenses                                       1,287,781          1,151,432
                                                               ------------       ------------
      Total expenses                                             17,345,719         14,925,024
                                                               ------------       ------------

Operating income                                                  6,610,837          5,632,843
Interest expense                                                     57,863             64,416
                                                               ------------       ------------
   Income before provision for income taxes                       6,552,974          5,568,427
Provision for income taxes                                        2,628,659          2,371,718
                                                               ------------       ------------
   Net income                                                  $  3,924,315       $  3,196,709
                                                               ============       ============

Weighted average diluted shares outstanding                      14,115,803         14,263,873
Earnings per share:
   Basic                                                       $       0.29       $       0.24
   Diluted                                                     $       0.28       $       0.22


     See accompanying notes to condensed consolidated financial statements.

                      CONNING CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                    1999               1998
                                                               ------------       ------------
REVENUES:
   Asset management and related fees                           $ 37,849,307       $ 30,034,956
   Research services                                              8,288,703          8,506,131
   Other income                                                     864,896          1,697,233
                                                               ------------       ------------
      Total revenues                                             47,002,906         40,238,320
                                                               ------------       ------------

EXPENSES:
   Employee compensation and benefits                            21,801,513         19,176,694
   Occupancy and equipment costs                                  3,084,169          2,265,269
   Marketing and production costs                                 3,828,382          3,369,173
   Professional services                                          1,341,940          1,141,302
   Amortization of goodwill and other                             1,303,342          1,415,695
   Other operating expenses                                       2,632,443          2,219,142
                                                               ------------       ------------
      Total expenses                                             33,991,789         29,587,275
                                                               ------------       ------------

Operating income                                                 13,011,117         10,651,045
Interest expense                                                    117,415            130,391
                                                               ------------       ------------
   Income before provision for income taxes                      12,893,702         10,520,654
Provision for income taxes                                        5,203,571          4,492,008
                                                               ------------       ------------
   Net income                                                  $  7,690,131       $  6,028,646
                                                               ============       ============

Weighted average diluted shares outstanding                      14,074,135         14,209,630
Earnings per share:
   Basic                                                       $       0.58       $       0.45
   Diluted                                                     $       0.55       $       0.42


     See accompanying notes to condensed consolidated financial statements.

                       CONNING CORPORATION & SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                    1999               1998
                                                              -------------      -------------
OPERATING ACTIVITIES:
   Net income                                                 $   7,690,131      $   6,028,646
   Adjustment for items not affecting cash:
      Depreciation                                                  257,455            362,422
      Amortization of goodwill and other                          1,303,342          1,415,695
      Net unrealized appreciation on non-marketable
         investments                                             (1,795,050)          (335,358)
      Net change in marketable equity securities                   (382,571)            75,082
      Accretion of discounts on short-term investments             (516,480)          (335,849)
      Changes in:
         Accounts receivable                                       (759,759)         2,052,598
         Prepaid expenses and other assets                       (2,333,155)           (70,300)
         Accounts payable and other accrued expenses             (2,500,770)         5,414,668
         Income taxes payable                                       296,665          1,147,569
         Due to affiliates                                        2,180,720          3,891,199
         Deferred tax asset                                         463,221           (177,060)
         Deferred revenue                                           413,750          1,587,568
         Accrued rent                                              (157,915)          (129,651)
         Compensation payable                                    (6,466,600)        (4,477,103)
                                                              -------------      -------------
           Net cash provided by (used in) operating
             activities                                          (2,307,016)        16,450,126
                                                              -------------      -------------

INVESTING ACTIVITIES:
   Purchases of non-marketable investments                       (1,440,520)          (879,138)
   Distribution from non-marketable investments                     636,287             94,933
   Purchases of equipment and other assets, net                    (560,501)          (246,124)
   Purchases of short-term investments                          (44,645,344)       (49,023,672)
   Maturities of short-term investments                          52,900,162         34,840,698
   Acquisition of TCW insurance operations                       (2,985,821)             -
                                                              -------------      -------------
           Net cash provided by (used in) investing
             activities                                           3,904,263        (15,213,303)
                                                              -------------      -------------

FINANCING ACTIVITIES:
   Issuance of common stock                                       2,344,762             26,650
   Dividends on common stock                                     (1,345,274)        (1,060,000)
                                                              -------------      -------------
           Net cash provided by (used in) financing
             activities                                             999,488         (1,033,350)
                                                              -------------      -------------

   Net change in cash and cash equivalents                        2,596,735            203,473
   Cash and cash equivalents, beginning of period                31,343,314         43,085,406
                                                              -------------      -------------
   Cash and cash equivalents, end of period                   $  33,940,049      $  43,288,879
                                                              =============      =============



     See accompanying notes to condensed consolidated financial statements.

            CONNING CORPORATION AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements of Conning Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial information reflects adjustment, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries as of June 30, 1999 and their results of operations for the three and six month periods ended June 30, 1999 and 1998, and their cash flows for the six month periods ended June 30, 1999 and 1998. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


NOTE 2 - DIVIDENDS

The Company has paid cash dividends of $0.10 per share totaling
$1,345,274 on its common stock through June 30, 1999 compared to $0.08 per share totaling $1,060,000 for the same period during 1998. During July, 1999 the Company declared a $0.05 per share quarterly cash dividend on the Company's common stock, payable on September 10, 1999 to shareholders of record on August 20, 1999.


NOTE 3 - MORTGAGE SERVICING OPERATIONS

The Company performs certain mortgage servicing functions for its clients which include acting as an agent in the collection and processing of principal and interest loan payments and escrow items. As of June 30, 1999 and December 31, 1998, the Company maintained approximately $12.3 million and $14.1 million, respectively, in escrow balances off-balance sheet as the amounts were not considered to be owned or operated by the Company.


NOTE 4 - INDUSTRY SEGMENT

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and

            CONNING CORPORATION AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)

requires that those enterprises report selected information about operating segments in interim financial statements issued to shareholders.

Segment information on the Company for the three and six month periods ended June 30, 1999 and 1998 are as follows, dollars in thousands:

                                                                           THREE MONTHS                         SIX MONTHS
                                                                          ENDED JUNE 30,                      ENDED JUNE 30,
                                                                   --------------------------          --------------------------
                                                                     1999              1998              1999              1998
                                                                     ----              ----              ----              ----
   ASSET MANAGEMENT
      Revenues                                                     $ 12,731          $ 10,114          $ 24,580          $ 20,046
      Pre-tax income                                               $  3,493          $  2,774          $  6,572          $  5,283
      Revenue from Major Customer                                  $  4,093          $  3,648          $  8,060          $  6,984

   MORTGAGE LOAN & REAL ESTATE
      Revenues                                                     $  7,051          $  5,236          $ 13,376          $  9,989
      Pre-tax income                                               $  2,380          $  1,613          $  4,527          $  2,966
      Revenue from Major Customer                                  $  4,051          $  3,165          $  7,596          $  5,660

   RESEARCH
      Revenues                                                     $  3,887          $  4,338          $  8,289          $  8,506
      Pre-tax income                                               $    680          $  1,181          $  1,795          $  2,272
      Revenue from Major Customer                                  $     -           $    530          $     -           $    530

   COMBINED OPERATING SEGMENTS
      Revenues                                                     $ 23,669          $ 19,688          $ 46,245          $ 38,541
      Pre-tax income                                               $  6,553          $  5,568          $ 12,894          $ 10,521
      Revenue from Major Customer                                  $  8,144          $  7,343          $ 15,656          $ 13,174

   RECONCILIATION OF COMBINED OPERATING
   SEGMENT REVENUES TO CONSOLIDATED REVENUES
      Combined operating segment revenue                           $ 23,669          $ 19,688          $ 46,245          $ 38,541
      Other income                                                      288               870               758             1,697
                                                                   --------          --------          --------          --------
      Consolidated revenue                                         $ 23,957          $ 20,558          $ 47,003          $ 40,238
                                                                   ========          ========          ========          ========

As of June 30, 1999, there are no differences in the basis of measuring segment profit as compared to the Company's Annual Report for the year ended December 31, 1998.

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

            CONNING CORPORATION AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)

NOTE 5 - EARNINGS PER SHARE

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 1999:

                                                                  Income             Shares            Per Share
                                                                (numerator)       (denominator)          Amount
                                                                -----------       -------------        ---------
BASIC EPS:
Net income                                                      $ 3,924,315        13,485,344           $  0.29
                                                                -----------                             =======
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                         630,459
                                                                                   ----------
DILUTED EPS:
Net income                                                      $ 3,924,315        14,115,803           $  0.28
                                                                ===========        ==========           =======

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 1998:

                                                                  Income             Shares            Per Share
                                                                (numerator)       (denominator)          Amount
                                                                -----------       -------------        ---------
BASIC EPS:
Net income                                                      $ 3,196,709        13,250,722           $  0.24
                                                                -----------                             =======
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                       1,013,151
                                                                                   ----------
DILUTED EPS:
Net income                                                      $ 3,196,709        14,263,873           $  0.22
                                                                ===========        ==========           =======

            CONNING CORPORATION AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1999:

                                                                  Income             Shares            Per Share
                                                                (numerator)       (denominator)          Amount
                                                                -----------       -------------        ---------
BASIC EPS:
Net income                                                      $ 7,690,131        13,374,094           $  0.58
                                                                -----------                             =======
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                         700,041
                                                                                   ----------
DILUTED EPS:
Net income                                                      $ 7,690,131        14,074,135           $  0.55
                                                                ===========        ==========           =======

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 1998:

                                                                  Income             Shares            Per Share
                                                                (numerator)       (denominator)          Amount
                                                                -----------       -------------        ---------
BASIC EPS:
Net income                                                      $ 6,028,646        13,250,342           $  0.45
                                                                -----------                             =======
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                         959,288
                                                                                   ----------
DILUTED EPS:
Net income                                                      $ 6,028,646        14,209,630           $  0.42
                                                                ===========        ==========           =======

NOTE 6 - SUBSEQUENT EVENT

On August 10, 1999, General American Life Insurance Company ("General American"), a significant client and the majority shareholder of the Company, became subject to an order of administrative supervision from the Missouri Department of Insurance. General American stated in a press release that it was unable to meet substantial demands for surrenders associated with its funding agreements business, also known as stable value products. General American stated that the stable value withdrawal activity stems from recent developments resulting from a reinsurance and marketing relationship formed in 1993 between General American and ARM Financial ("ARM").

General American's press release indicated that in June, 1999, ARM put itself up for sale, announcing that it was de-emphasizing its involvement in the stable value business. This led General American to recapture ARM's portion of the business, approximately $3.4 billion in assets and related liabilities. Moody's Investors Service reviewed these events and lowered General American's financial strength rating from A2 to A3.
A significant number of stable value investors reacted to Moody's downgrade of General American by requesting redemption of their funds. Moody's further downgraded General American on August 9, 1999, to Ba1, and, on

            CONNING CORPORATION AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)


August 12, 1999, to B1. General American also has reported that it is in discussion with several potential strategic partners and continues to pursue these discussions and other options.

The Company is the asset manager for General American but is not regulated by the Missouri Department of Insurance. General American continues to be a significant client of the Company and its direct ownership of the Company has not changed as a result of these developments.

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

Conning's assets under discretionary management were $32.4 billion as of June 30, 1999, an increase of $4.2 billion from $28.2 billion under management at June 30, 1998. The net increase in assets during the twelve-month period is due to an increase in assets from new and existing clients. Total assets serviced increased $3.8 billion since June 30, 1998 to $90.8 billion at June 30, 1999. New client activity in discretionary assets under management and recent company acquisitions were the primary sources of this increase.

On August 10, 1999, General American Life Insurance Company ("General American") a significant client and the majority shareholder of the Company became subject to an order of administrative supervision from the Missouri Department of Insurance. General American stated in a press release that it was unable to meet substantial demands for surrenders associated with its funding agreements business, also known as stable value products. General American stated that the stable value withdrawal activity stems from recent developments resulting from a reinsurance and marketing relationship formed in 1993 between General American and ARM Financial ("ARM").

General American's press release explained that in June, ARM put itself up for sale, announcing that it was de-emphasizing its involvement in the stable value business. This led General American to recapture ARM's portion of the business, approximately $3.4 billion in assets and related liabilities. Moody's Investors Service reviewed these events and lowered General American's financial strength rating from A2 to A3. A significant number of stable value investors reacted to Moody's downgrade of General American by requesting redemption of their funds. Moody's further downgraded General American on August 9, 1999, to Ba1, and, on August 12, 1999, to B1. General American also has reported that it is in discussion with several potential strategic partners and continues to pursue these discussions and other options.

The Company is the asset manager for General American but is not regulated by the Missouri Department of Insurance. These developments will directly result in the reduction of up to $3.5 billion in affiliated assets under management for the Company during the third quarter of 1999. General American continues to be a significant client of the Company and its direct ownership of the Company has not changed as a result of these developments.



RESULTS OF OPERATIONS
---------------------

Statement of income for the three months ended June 30, 1999 compared to the three months ended June 30, 1998

Total revenues increased 17% to $24.0 million for the three months ended June 30, 1999 versus $20.6 million for the same period in 1998. This increase was primarily attributable to the increase in asset management and related fees resulting from the growth in assets managed for existing clients and net additions of new clients. Approximately 30% of the increase stems from increased mortgage origination activity which is largely a function of the timing of loan closings. Though core research service revenues increased 9% to $3.6 million from $3.3 million for the same period in 1998, continued insurance industry declines in underwriting offset that increase, producing a 10% decrease in research service fees for the three months ended June 30, 1999 as compared to the three months ended June 30, 1998. Other income for the three months ended June 30, 1999 decreased approximately $476,000, compared to the same period for 1998 primarily due to utilization of cash positions identified for acquisitions during the latter portion of 1998.

Total expenses increased 16% to $17.3 million for the three months ended June 30, 1999 from $14.9 million for the same period in 1998, due primarily to increased employee compensation and benefits expenses as well as an increase in occupancy and equipment, marketing and production and certain other expenses associated with the growth in revenues.
Total compensation and benefits increased 17% to $11.1 million from $9.5 million for the three months ended June 30, 1999 and 1998, respectively, and represents approximately 68% of the total increase in expenses for the period. The increase is due primarily to staffing increases for Company growth. The ratio of employee compensation and benefits to total revenue remained consistent in the second quarter of 1998 compared to the second quarter of 1999 reflecting the Company's ability to leverage its resources as the Company grows. Occupancy and equipment costs increased 40% from $1.1 million for the three months ended June 30, 1998 to $1.6 million for the three months ended June 30, 1999 due to the addition of office space associated with 1999 acquisitions and more technology expenses associated with the Company's growth.

Provision for income taxes increased by approximately 11% to $2.6 million for the three month period ended June 30, 1999 from $2.4 million for the three month period ended June 30, 1998 as a result of higher taxable income. The effective tax rate has decreased from 43% during 1998 to 41% during 1999 reflecting a decrease in certain state income tax rates.

As a result of all of the above, net income increased 23% to $3.9 million during the three month period ended June 30, 1999 compared to $3.2 million for the same period in 1998.




Statement of income for the six months ended June 30, 1999 compared to the six months ended June 30, 1998

Total revenues increased 17% to $47.0 million for the six months ended June 30, 1999 versus $40.2 million for the same period in 1998. This increase was primarily attributable to the increase in asset management and related fees resulting from the growth in assets managed for existing clients and net additions of new clients. Approximately 29% of the increase stems from increased mortgage origination activity which is largely a function of the timing of loan closings. Research service revenues decreased slightly to $8.3 million for the six months ended June 30, 1999 from $8.5 million for the same period in 1998 as a result of continued strong core research fees offset by a decrease in underwriting fees. Underwriting fees, included in research service revenues, decreased by approximately 83% from $1.7 million for the six months ended June 30, 1998 to $289,000 for the same period in 1999, which was offset by the 17% increase in core research fees for the comparable periods. Other income for the six months ended June 30, 1999 decreased approximately $832,000, compared to the same period for 1998 primarily due to utilization of cash positions identified for acquisitions during the latter portion of 1998.

Total expenses increased 15% to $34.0 million for the six months ended June 30, 1999 from $29.6 million for the same period in 1998, due primarily to increased employee compensation and benefits expenses as well as an increase in occupancy and equipment, marketing and production and certain other expenses associated with the growth in revenues.
Total compensation and benefits increased 14% to $21.8 million from $19.2 million for the six months ended June 30, 1999 and 1998, respectively, and represents approximately 60% of the total increase in expenses for the period. The increase is due primarily to staffing increases for Company growth. The ratio of employee compensation and benefits to total revenue decreased from 47.7% in the first six months of 1998 to 46.4% during the first six months of 1999 reflecting the Company's ability to leverage its resources as the Company grows. Occupancy and equipment costs increased 36% from $2.3 million for the six months ended June 30, 1998 to $3.0 million for the six months ended June 30, 1999 due to the addition of office space associated with 1998 acquisitions and more technology expenses associated with the Company's growth.

Provision for income taxes increased by approximately 16% to $5.2 million for the six month period ended June 30, 1999 from $4.5 million for the six month period ended June 30, 1998 as a result of higher taxable income. The effective tax rate has decreased from 43% during 1998 to 40% during 1999 reflecting a decrease in certain state income tax rates.

As a result of all of the above, net income increased 28% to $7.7 million during the six month period ended June 30, 1999 compared to $6.0 million for the same period in 1998.


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

On June 3, 1999, the Company completed the previously announced acquisition of the insurance company high-grade fixed income management business from The TCW Group, Inc. The purchase consisted of an initial cash payment of approximately $3.0 million. Additional contingent consideration of up to $2.3 million may be payable over the next two years, subject to the successful retention of acquired client relationships and meeting certain revenue targets on the acquired business.

The Company utilized approximately $2.3 million in cash flow from operations during the six months ended June 30, 1999. The Company uses its cash flow for existing operations, working capital, to pay dividends to shareholders, and for general corporate purposes. The Company invests excess cash in deposits with major financial institutions and short-term securities. The Company had no outstanding debt as of June 30, 1999 or December 31, 1998.

The Company's subsidiary, Conning & Company, is subject to the net capital requirement imposed on registered broker-dealers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At June 30, 1999, Conning & Company had net capital of approximately $12.7 million, which was approximately $11.8 million in excess of the regulatory minimum.

The Company has a revolving subordinated loan agreement with a commercial bank for $2.0 million that expires on December 31, 1999. Subject to certain financial criteria and approval by the National Association of Securities Dealers regional office, borrowings qualify as capital for purposes of the Exchange Act's net capital rules. During the six months ended June 30, 1999, the Company exceeded all the associated financial criteria, but did not utilize the revolving agreement.

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

As of March 31, 1999, all compliance testing for mission critical systems had been completed. The Company is also communicating with most of its external business partners, suppliers and vendors in an effort to determine their Y2K readiness. There is no known method to completely determine compliance of external systems, but every reasonable effort is being made to assure compliance of these external systems. The Y2K external readiness evaluation was completed as scheduled by June 30, 1999. There are many companies that produce the products and services that are supplied to the Company by these external sources. In the event a particular supplier, vendor or business partner is unable to provide products or services to the Company due to a Year 2000 failure, the Company believes it has adequate alternate sources for such products or services. There can be no guarantee, however, that similar or identical products or services would be available on the same terms and conditions or that the Company would not experience some adverse effect as a result of switching to such alternate sources.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

Certain statements contained in this report are or may constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995, including, without limitation, statements relating to the Company's financial position, plans to increase revenues, competitive strengths, business objectives or strategies, insurance industry trends, expectations regarding GenAmerica's assets or activities, and the effect of the administrative supervision to which General American is subject. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements or from historical results. The Company's business entails a variety of additional risks, including Year 2000 issues as discussed herein, which are set forth in documents the Company has filed or will file from time to time with the SEC. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date hereof.
The Company undertakes no obligation to release publicly any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                          PART II
                     OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

To the best of management's knowledge, there are no material legal proceedings pending or threatened against the Company or its related wholly-owned subsidiary.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)  The Company's Annual Meeting of Shareholders was held on
             May 11, 1999

        (b) At the Annual Meeting, the following proposals were voted upon by the shareholders as indiated below:

1.      To elect two directors to serve terms ending in 2002.


            Directors          Voted For             Withheld
        -------------------   ------------          ----------
         Richard A. Liddy      12,285,617             22,154
         John C. Shaw          12,281,924             25,847

2. To ratify the appointment of KPMG LLP as the Company's independent accountants for the fiscal year ended December 31, 1999.


                        Voted
    Voted For          Against      Abstained           No Vote
   ------------       ---------    -----------         ---------
    12,299,410             400              0                 0


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See Index to Exhibits.

     (b) On April 5, 1999, the Company filed a Form 8-K related to an Asset Purchase Agreement to purchase all the rights, title and interest in and to certain Investment Advisory Agreements of TCW Advisors, Inc.

                             SIGNATURES
                             ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       CONNING CORPORATION



                         By: /s/ Leonard M. Rubenstein
                            --------------------------
                            Leonard M. Rubenstein
                            Chairman, President and Chief Executive
                            Officer (Principal Executive Officer)


                            /s/ Fred M. Schpero
                            -------------------
                            Fred M. Schpero
                            Senior Vice President and Chief
                            Financial Officer

                           INDEX TO EXHIBITS

Exhibit
Number                        Description
------                        -----------

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