Form 10-Q
period 1999-09-30
CONNING CORP
filed 1999-11-15
CIK 801051

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-Q

(MARK ONE)
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                             OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                       -------------

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

                       --------------

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

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 31, 1999:
13,605,360 SHARES

                CONNING CORPORATION AND SUBSIDIARIES


                         TABLE OF CONTENTS


ITEM                                                           PAGE
----                                                           ----
                   PART I - FINANCIAL INFORMATION
                   ------------------------------

1   Financial Statements                                          1

    Condensed Consolidated Balance Sheets (Unaudited)
    September 30, 1999 and December 31, 1998                      1

    Condensed Consolidated Statements of Income (Unaudited)
    Three month periods ended September 30, 1999 and 1998         2

    Condensed Consolidated Statements of Income (Unaudited)
    Nine month periods ended September 30, 1999 and 1998          3

    Condensed Consolidated Statements of Cash Flows (Unaudited)
    Nine month periods ended September 30, 1999 and 1998          4

    Notes to Condensed Consolidated Financial
    Statements (Unaudited)                                        5-9

2   Management's Discussion and Analysis of
    Financial Condition and Results of Operations                 10-16

                    PART II - OTHER INFORMATION
                    ---------------------------

1   Legal Proceedings                                             17

5   Other Information                                             17

6   Exhibits and Reports on Form 8-K                              18

    Signatures                                                    19

    Index to Exhibits                                             20

                              PART I
                       FINANCIAL INFORMATION

Item 1. Financial Statements.

                                    CONNING CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                               (Unaudited)
                                                                 1999                     1998
                                                             ------------             ------------
                           ASSETS

         Current assets:
            Cash and cash equivalents                        $ 38,235,107             $ 31,343,314
            Short-term investments                             22,249,649               28,288,155
            Accounts receivable, net                           11,954,656               11,165,200
            Marketable equity securities, at fair value           262,314                  278,222
            Prepaid expenses and other current assets             449,381                  481,455
                                                             ------------             ------------
              Total current assets                             73,151,107               71,556,346
         Non-marketable investments at value                    5,965,297                2,737,147
         Equipment and leasehold improvements, at cost,
             net of accumulated depreciation                    2,664,554                1,451,653
         Deferred income taxes                                  3,154,314                3,199,812
         Goodwill                                              41,964,163               40,706,020
         Other assets                                           4,772,225                2,827,145
                                                             ------------             ------------
              Total assets                                   $131,671,660             $122,478,123
                                                             ============             ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
            Compensation payable                             $  8,536,392             $ 12,794,850
            Deferred revenue                                    4,111,341                3,792,762
            Due to affiliates                                   3,652,673                2,338,918
            Income taxes payable                                  150,748                  284,441
            Accounts payable and other accrued expenses        19,699,019               19,554,667
                                                             ------------             ------------
              Total current liabilities                        36,150,173               38,765,638
         Accrued rent                                           2,976,113                3,215,897
         Other payables                                           200,000                  320,000
                                                             ------------             ------------
              Total liabilities                                39,326,286               42,301,535
                                                             ------------             ------------

         Common stock                                             139,307                  135,714
         Additional paid-in capital                            78,912,599               74,975,681
         Retained earnings                                     19,690,956               11,462,681
         Treasury stock                                        (6,397,488)              (6,397,488)
                                                             ------------             ------------
              Total shareholders' equity                       92,345,374               80,176,588
                                                             ------------             ------------

              Total liabilities and shareholders' equity     $131,671,660             $122,478,123
                                                             ============             ============

                See accompanying notes to condensed consolidated financial statements.

                                1

                                  CONNING CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                               (Unaudited)
                                                                 1999                     1998
                                                              -----------              -----------
         REVENUES:
            Asset management and related fees                 $18,152,819              $16,207,425
            Research services                                   3,030,685                4,310,369
            Other income                                          299,775                  184,985
                                                              -----------              -----------
              Total revenues                                   21,483,279               20,702,779
                                                              -----------              -----------

         EXPENSES:
            Employee compensation and benefits                 10,171,607                9,296,434
            Occupancy and equipment costs                       1,648,286                1,184,370
            Marketing and production costs                      1,585,647                1,908,063
            Professional services                               1,869,076                  577,798
            Amortization of goodwill and other                    679,336                  592,708
            Other operating expenses                            1,162,803                1,025,474
                                                              -----------              -----------
              Total expenses                                   17,116,755               14,584,847
                                                              -----------              -----------

         Operating income                                       4,366,524                6,117,932
         Interest expense                                          56,143                   62,827
                                                              -----------              -----------
            Income before provision for income taxes            4,310,381                6,055,105
         Provision for income taxes                             1,746,338                2,557,692
                                                              -----------              -----------
            Net income                                        $ 2,564,043              $ 3,497,413
                                                              ===========              ===========

         Weighted average diluted shares outstanding           14,026,803               13,912,815
         Earnings per share:
            Basic                                             $      0.19              $      0.27
            Diluted                                           $      0.18              $      0.25

                   See accompanying notes to condensed consolidated financial statements.

                                2

                                  CONNING CORPORATION AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                               (Unaudited)

                                                                 1999                     1998
                                                              -----------              -----------
         REVENUES:
            Asset management and related fees                 $56,002,126              $46,242,381
            Research services                                  11,319,388               12,816,500
            Other income                                        1,164,671                1,882,218
                                                              -----------              -----------
              Total revenues                                   68,486,185               60,941,099
                                                              -----------              -----------

         EXPENSES:
            Employee compensation and benefits                 31,973,120               28,473,128
            Occupancy and equipment costs                       4,732,455                3,449,639
            Marketing and production costs                      5,414,029                5,277,236
            Professional services                               3,211,016                1,719,100
            Amortization of goodwill and other                  1,982,678                2,008,403
            Other operating expenses                            3,795,246                3,244,616
                                                              -----------              -----------
              Total expenses                                   51,108,544               44,172,122
                                                              -----------              -----------

         Operating income                                      17,377,641               16,768,977
         Interest expense                                         173,558                  193,218
                                                              -----------              -----------
            Income before provision for income taxes           17,204,083               16,575,759
         Provision for income taxes                             6,949,909                7,049,700
                                                              -----------              -----------
            Net income                                        $10,254,174              $ 9,526,059
                                                              ===========              ===========

         Weighted average diluted shares outstanding           14,059,745               14,124,559
         Earnings per share:
            Basic                                             $      0.76              $      0.72
            Diluted                                           $      0.73              $      0.67

                   See accompanying notes to condensed consolidated financial statements.

                                3

                                   CONNING CORPORATION & SUBSIDIARIES
                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                               (Unaudited)
                                                                      1999                     1998
                                                                  ------------             ------------
        OPERATING ACTIVITIES:
           Net income                                             $ 10,254,174             $  9,526,059
           Adjustment for items not affecting cash:
             Depreciation                                              395,662                  545,498
             Amortization of goodwill and other                      1,982,678                2,008,403
             Net unrealized appreciation on
              non-marketable investments                            (2,114,317)                (527,869)
             Net change in marketable equity securities                 15,908                  349,272
             Accretion of discounts on short-term investments         (678,889)                (733,052)
             Changes in:
               Accounts receivable                                    (789,456)               1,538,176
               Prepaid expenses and other assets                    (2,168,008)                 (89,453)
               Accounts payable and other accrued expenses              24,354                8,264,340
               Income taxes payable                                    781,783                3,017,224
               Due to affiliates                                     1,313,755                2,771,571
               Deferred income taxes                                    45,498               (1,489,217)
               Deferred revenue                                        318,579                  210,625
               Accrued rent                                           (239,784)                (205,796)
               Compensation payable                                 (4,258,458)              (1,532,485)
                                                                  ------------             ------------
                  Net cash provided by operating activities          4,883,479               23,653,296
                                                                  ------------             ------------

        INVESTING ACTIVITIES:
           Purchases of non-marketable investments                  (1,750,120)              (1,144,245)
           Distribution from non-marketable investments                636,287                   94,933
           Purchases of equipment and other assets, net             (1,608,563)                (436,394)
           Purchases of short-term investments                     (59,827,767)             (65,450,785)
           Maturities of short-term investments                     66,545,162               59,429,307
           Acquisition of Schroder Mortgage Associates                       -              (21,000,000)
           Acquisition of TCW Insurance Operations                  (2,985,821)                       -
                                                                  ------------             ------------
                  Net cash provided by (used in) investing
                   activities                                        1,009,178              (28,507,184)
                                                                  ------------             ------------

        FINANCING ACTIVITIES:
           Issuance of common stock                                  3,025,035                   31,901
           Purchase of common stock for treasury                             -               (6,397,488)
           Dividends on common stock                                (2,025,899)              (1,577,502)
                                                                  ------------             ------------
                  Net cash provided by (used in) financing
                   activities                                          999,136               (7,943,089)
                                                                  ------------             ------------

         Net change in cash and cash equivalents                     6,891,793              (12,796,977)
         Cash and cash equivalents, beginning of period             31,343,314               43,085,406
                                                                  ------------             ------------
         Cash and cash equivalents, end of period                 $ 38,235,107             $ 30,288,429
                                                                  ============             ============

                   See accompanying notes to condensed consolidated financial statements.

                                4

                CONNING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements of Conning Corporation and subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial information reflects adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position of the Company and its subsidiaries as of September 30, 1999 and their results of operations for the three and nine month periods ended September 30, 1999 and 1998, and their cash flows for the nine month periods ended September 30, 1999 and 1998. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2 - DIVIDENDS

The Company has paid cash dividends of $0.15 per share totaling $2,025,899 on its common stock through September 30, 1999 compared to $0.12 per share totaling $1,577,502 for the same period during 1998. During October, 1999 the Company declared a $0.05 per share quarterly cash dividend on the Company's common stock, payable on December 10, 1999 to shareholders of record on November 19, 1999.

NOTE 3 - MORTGAGE SERVICING OPERATIONS

The Company performs certain mortgage servicing functions for its clients which include acting as an agent in the collection and processing of principal and interest loan payments and escrow items. As of September 30, 1999 and December 31, 1998, the Company maintained approximately $16.8 million and $14.1 million, respectively, in escrow balances off-balance sheet as the amounts were not considered to be owned or operated by the Company.

NOTE 4 - INDUSTRY SEGMENT

The Company report industry segment data in conjunction with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). Segment information on the Company for the three and nine month periods ended September 30, 1999 and 1998 are as follows, dollars in thousands:

                CONNING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

                                                        THREE MONTHS               NINE MONTHS
                                                       ENDED SEPT. 30,           ENDED SEPT. 30,
                                                    --------------------      --------------------
                                                      1999         1998        1999         1998
                                                      ----         ----        ----         ----
ASSET MANAGEMENT
    Revenues                                        $12,497      $10,387      $37,077      $30,434
    Pre-tax income                                  $ 2,783      $ 2,983      $ 9,377      $ 8,269
    Revenue from significant client                 $ 4,197      $ 3,709      $12,257      $10,694

MORTGAGE LOAN & REAL ESTATE
    Revenues                                        $ 5,606      $ 5,820      $18,982      $15,809
    Pre-tax income                                  $ 1,414      $ 1,806      $ 5,937      $ 4,767
    Revenue from significant client                 $ 2,821      $ 3,155      $10,417      $ 8,815

RESEARCH
    Revenues                                        $ 3,031      $ 4,311      $11,319      $12,816
    Pre-tax income                                  $   113      $ 1,266      $ 1,890      $ 3,540
    Revenue from significant client                 $    -       $   530      $    -       $   530

COMBINED OPERATING SEGMENTS
    Revenues                                        $21,134      $20,518      $67,378      $59,059
    Pre-tax income                                  $ 4,310      $ 6,055      $17,204      $16,576
    Revenue from significant client                 $ 7,018      $ 7,394      $22,674      $20,039

RECONCILIATION OF COMBINED OPERATING
SEGMENT REVENUES TO CONSOLIDATED REVENUES
    Combined operating segment revenue              $21,134      $20,518      $67,378      $59,059
    Other income                                        349          185        1,108        1,882
                                                    -------      -------      -------      -------
    Consolidated revenue                            $21,483      $20,703      $68,486      $60,941
                                                    =======      =======      =======      =======

As of September 30, 1999, there are no differences in the basis of measuring segment profit as compared to the Company's Annual Report for the year ended December 31, 1998.

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

                CONNING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


NOTE 5 - EARNINGS PER SHARE

The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999:

                                       Income        Shares      Per Share
                                     (numerator)  (denominator)    Amount
                                     -----------  -------------  ---------
BASIC EPS:
Net income                            $2,564,043   13,590,202     $  0.19
                                      ----------                  =======
EFFECT OF DILUTIVE SECURITIES:
Stock options                                         436,601
                                                   ----------
DILUTED EPS:
Net income                            $2,564,043   14,026,803     $  0.18
                                      ==========   ==========     =======

FOR THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998:

                                       Income        Shares      Per Share
                                     (numerator)  (denominator)    Amount
                                     -----------  -------------  ---------
BASIC EPS:
Net income                            $3,497,413   13,036,554     $  0.27
                                      ----------                  =======
EFFECT OF DILUTIVE SECURITIES:
Stock options                                         876,261
                                                   ----------
DILUTED EPS:
Net income                            $3,497,413   13,912,815     $  0.25
                                      ==========   ==========     =======

                                7

                CONNING CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)


FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999:

                                       Income        Shares      Per Share
                                     (numerator)  (denominator)    Amount
                                     -----------  -------------  ---------
BASIC EPS:
Net income                           $10,254,174   13,469,990     $  0.76
                                     -----------                  =======
EFFECT OF DILUTIVE SECURITIES:
Stock options                                         589,755
                                                   ----------
DILUTED EPS:
Net income                           $10,254,174   14,059,745     $  0.73
                                     ===========   ==========     =======

FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998:

                                       Income        Shares      Per Share
                                     (numerator)  (denominator)    Amount
                                     -----------  -------------  ---------
BASIC EPS:
Net income                            $9,526,059   13,179,092     $  0.72
                                      ----------                  =======
EFFECT OF DILUTIVE SECURITIES:
Stock options                                         945,467
                                                   ----------
DILUTED EPS:
Net income                            $9,526,059   14,124,559     $  0.67
                                      ==========   ==========     =======

NOTE 6 - RECENT EVENTS

On August 10, 1999, General American Life Insurance Company ("General American"), a significant client and the majority shareholder of the Company, became subject to an order of administrative supervision from the Missouri Department of Insurance. General American stated in a press release that it was unable to meet substantial demands for surrenders associated with its funding agreements business, also known as stable value products. General American stated that the stable value withdrawal activity stemmed from developments resulting from a reinsurance and marketing relationship formed in 1993 between General American and ARM Financial ("ARM").

General American's press release indicated that in June, 1999, ARM put itself up for sale, announcing that it was de-emphasizing its involvement in the stable value business. This led General American to recapture ARM's portion of the business, approximately $3.4 billion in assets and related liabilities. Moody's Investors Service reviewed these events and lowered General American's financial strength rating from A2 to A3. A significant number of stable value investors reacted to Moody's downgrade of General American by requesting redemption of their funds. Moody's further downgraded General American on August 9, 1999, to Ba1, and, on August 12, 1999, to B1. These developments directly resulted in the reduction of approximately $3.5 billion in affiliated assets under management for the Company during the third quarter 1999.

                  CONNING CORPORATION AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


On August 26, 1999, General American announced that its parent, GenAmerica Corporation ("GenAmerica") announced a definitive agreement whereby GenAmerica will be acquired by Metropolitan Life Insurance Company based in New York City. The announcement indicated the acquisition will include acquiring General American's ownership in its publicly traded subsidiaries, including approximately 61% of the outstanding common shares of the Company. The acquisition is expected to close in the fourth quarter of 1999 or in the first quarter of 2000 and the impact to the Company's operations, if any, can not be determined at this time. The Company remains as the asset manager for General American and General American continues to be a significant client of the Company.

On September 22, 1999, the Company's Board of Directors elected Arthur
C. (Duke) Reeds, III as Chairman, President and CEO, succeeding Leonard
M. Rubenstein who retired from active service with the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
--------

The Company's revenues consist of asset management and related fees, research services, and other income.

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

The Company's private equity fund management revenues represent annual management fees based on a percentage of committed capital and a participation in some of the net gains of the funds.

The Company's commercial mortgage fees primarily reflect fees associated with loan originations, which approximate .75-1.0% of the loan balance, as well as fees associated with ongoing servicing and management fees with respect to loans originated in portfolios managed by the Company. In addition to loans for GenAmerica subsidiaries and affiliates, the Company originates mortgage loans for unaffiliated insurance and pension clients and for occasional securitized offerings by investment banking firms.

The Company's assets under discretionary management were $34.0 billion as of September 30, 1999, an increase of $5.2 billion from $28.8 billion under management at September 30, 1998. The net increase in assets during the twelve-month period is due to a net increase in assets from new and existing clients. Total assets serviced decreased $8.8 billion since September 30, 1998 to $80.0 billion at September 30, 1999. The overall change in total assets serviced was primarily the result of the loss of an investment advisory client and decreases in affiliated assets under management.

On August 10, 1999, General American Life Insurance Company ("General American") a significant client and the majority shareholder of the Company became subject to an order of administrative supervision from the Missouri Department of Insurance. General American stated in a press release that it was unable to meet substantial demands for surrenders associated with its funding agreements business, also known as stable value products. General American stated that the stable value withdrawal activity stemmed from developments resulting from a reinsurance and marketing relationship formed in 1993 between General American and ARM Financial ("ARM").

General American's press release explained that in June, ARM put itself up for sale, announcing that it was de-emphasizing its involvement in the stable value business. This led General American to recapture ARM's portion of the business, approximately $3.4 billion in assets and related liabilities. Moody's Investors Service reviewed these events and lowered General American's financial strength rating from A2 to A3. A significant number of stable value investors reacted to Moody's downgrade of General American by requesting redemption of their funds. Moody's further downgraded General American on August 9, 1999, to Ba1, and, on August 12, 1999, to B1. These developments directly resulted in the reduction of approximately $3.5 billion in affiliated assets under management for the company during the third quarter 1999.

On August 26, 1999, General American announced that its parent, GenAmerica Corporation ("GenAmerica") announced a definitive agreement whereby GenAmerica will be acquired by Metropolitan Life Insurance Company ("Metropolitan Life") based in New York City. The announcement indicated the acquisition will include acquiring General American's ownership in its publicly traded subsidiaries, including approximately 61% of the outstanding common shares of the Company. The acquisition is expected to close in the fourth quarter of 1999 or the first quarter of 2000 and the impact to the Conning operations, if any, are not able to be determined at this time. The Company remains as the asset manager for General American and General American continues to be a significant client of the Company.

On September 22, 1999, the Company's Board of Directors elected Arthur
C. (Duke) Reeds, III, as Chairman, President and CEO, succeeding Leonard
M. Rubenstein who retired from active service with the Company.

RESULTS OF OPERATIONS
---------------------

Statement of income for the three months ended September 30, 1999 compared to the three months ended September 30, 1998

Total revenues increased almost 4% to $21.5 million for the three months ended September 30, 1999 versus $20.7 million for the same period in 1998. This increase was primarily attributable to the increase in asset management and related fees resulting from the growth in assets managed for existing clients and net additions of new clients. The 24% increase in insurance asset management fees was affected by an approximately 21% decrease in mortgage origination activity which is largely a function of the timing delay of certain loan closings. Core research service revenues decreased 30% to $3.0 million from $4.3 million for the same period in 1998 due to market volatility, particularly in the financial sector, and non-recurring revenue impacts resulting from GenAmerica announcements in the third quarter of 1999. Underwriting fees, included in research service revenues, decreased by approximately 27% from approximately $403,000 for the three months ended September 30, 1998 to approximately $294,000 for the same period in 1999. Other income for the three months ended September 30, 1999 increased approximately $115,000, compared to the same period for 1998, primarily due to use of cash and cash equivalents for acquisitions resulting in lower average balances during the third quarter of 1998.

Total expenses increased 17% to $17.1 million for the three months ended September 30, 1999 from $14.6 million for the same period in 1998, due primarily to increased employee compensation and benefit expenses and non-recurring charges for professional and out-of-pocket expenses. The non-recurring charges resulted from the announced acquisition of GenAmerica by Metropolitan Life and amounted to approximately $1 million, which represents 50% of the total increase in expenses for the period. Total compensation and benefits increased 9% to $10.2 million from $9.3 million for the three months ended September 30, 1999 and 1998, respectively, and represents approximately 35% of the total increase in expenses for the period. The increase is due primarily to staffing increases for Company growth.

Provision for income taxes decreased by approximately 32% to $1.7 million for the three month period ended September 30, 1999, from $2.6 million for the three month period ended September 30, 1998, as a result of lower taxable income. The Company's effective tax rate has decreased from 42% during 1998, to 41% during 1999 reflecting a decrease in certain state income tax rates.

As a result of all of the above, net income decreased 27% to $2.6 million during the three month period ended September 30, 1999 compared to $3.5 million for the same period in 1998.


Statement of income for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998

Total revenues increased 12% to $68.5 million for the nine months ended September 30, 1999 versus $60.9 million for the same period in 1998. This increase was primarily attributable to the increase in asset management and related fees resulting from the growth in assets managed for existing clients and net additions of new clients. Approximately 12% of the increase stems from increased mortgage origination activity which is largely a function of the timing of loan closings. Research service revenues decreased 12% to $11.3 million for the nine months ended September 30, 1999 from $12.8 million for the same period in 1998 as a result of consistent core research fees offset by a decrease in underwriting fees. Underwriting fees, included in research service revenues, decreased by approximately 72% from $2.1 million for the nine months ended September 30, 1998 to $583,000 for the same period in 1999. This is reflective of the decreased activity in the equity markets particularly in the insurance and financial services sector. Other income for the nine months ended September 30, 1999 decreased approximately $718,000, compared to the same period for 1998 primarily due to the use of cash and cash equivalents for acquisitions in the latter portion of the nine month period of 1998. This resulted in higher average balances for most of the 1998 period while cash and cash equivalent balances have been increasing during the same period for 1999.

Total expenses increased 16% to $51.1 million for the nine months ended September 30, 1999, from $44.2 million for the same period in 1998, due primarily to increased employee compensation and benefits expenses, an increase in occupancy and equipment costs, and non-recurring charges for professional fees and out-of-pocket expenses. Total compensation and benefits increased 12% to $32.0 million from $28.5 million for the nine months ended September 30, 1999 and 1998, respectively, and represents approximately 50% of the total increase in expenses for the period. The increase is due primarily to staffing increases for Company growth. The ratio of employee compensation and benefits to total revenue remained consistent during the first nine months of 1998 compared to the same period in 1999, reflecting the Company's ability to leverage its resources as the Company grows. The non-recurring charges resulted from the announced acquisition of GenAmerica and amounted to approximately $1.0 million, which represents approximately 14% of the total increase in expenses for the period. Occupancy and equipment costs increased 37%, from $3.4 million for the nine months ended September 30, 1998 to $4.7 million for the nine months ended September 30, 1999, due to the addition of office space associated with 1998 acquisitions and increased spending on technology associated with the Company's growth.

Provision for income taxes decreased slightly to $6.9 million for the nine month period ended September 30, 1999 from $7.0 million for the nine month period ended September 30, 1998. The effective tax rate has decreased from 43% during 1998 to 40% during 1999, reflecting a decrease in certain state income tax rates.

As a result of all of the above, net income increased 8% to $10.3 million during the nine month period ended September 30, 1999, compared to $9.5 million for the same period in 1998.


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

The Company utilized approximately $6.9 million in cash flow from operations during the nine months ended September 30, 1999. The Company uses its cash flow for existing operations, working capital, to pay dividends to shareholders, and for general corporate purposes. The Company invests excess cash in deposits with major financial institutions and short-term securities. The Company had no outstanding debt as of September 30, 1999 or December 31, 1998.

The Company's subsidiary, Conning & Company, is subject to the net capital requirement imposed on registered broker-dealers under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). At September 30, 1999, Conning & Company had net capital of approximately $14.0 million, which was approximately $13.1 million in excess of the regulatory minimum.

The Company has a revolving subordinated loan agreement with a commercial bank for $2.0 million that expires on December 31, 1999. Subject to certain financial criteria and approval by the National Association of Securities Dealers regional office, borrowings qualify as capital for purposes of the Exchange Act's net capital rules. During the nine months ended September 30, 1999, the Company exceeded all the associated financial criteria, but did not use the revolving loan agreement.

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


MARKET RISK
-----------

In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risk associated with interest rate fluctuations. The Company may be exposed to fluctuations in interest rates primarily in its cash, cash equivalent, commercial paper and other investment transactions. The Company does not use derivative financial investments to manage interest rate risk. Based on the above, the Company does not believe that the effect of reasonably possible near-term changes in interest rates on the Company's investing activities would be material to the Company's financial position, results of operations, or cash flow taken as a whole.

Changes in economic and market conditions may adversely affect the profitability and performance of, and demand for, the Company's services. A significant portion of the Company's revenues is derived from asset management fees, which are generally based on the market value of assets under management. Consequently, the total value and composition of assets under management and related cash inflows and outflows, and changes in the investment patterns, policies and regulations of the Company's clients may materially affect the amount of assets under management and thus the Company's revenues and profitability.


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

The Company has progressed through its awareness, assessment, remediation and testing stages. In addition to internal systems, the Company relies on external systems and has included in the assessment and inventory those systems of significant external parties such as vendors, banks, and broker-dealers. Once the inventory was complete, the Compliance Team conducted a thorough risk analysis, which covered both internal and external systems. This analysis was submitted to Company management and formed the foundation of the Y2K Compliance Plan.

The Company has completed remediation for internally supported systems, which primarily involved enhancing software code. In addition to remediation, compliance strategies included: upgrading hardware and software to compliant versions, replacing non-compliant systems with compliant systems, retiring non-compliant systems and securing Y2K Compliance Statements from system vendors and significant external business partners. Upgraded and replacement systems were tested along with remediated systems.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
---------------------------------------------------------

Certain statements contained in this report are or may constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995, including, without limitation, statements relating to the Company's financial position, plans to increase revenues, competitive strengths, business objectives or strategies, insurance industry trends, the Y2K issue, expectations regarding GenAmerica's assets or activities, the effect of the administrative supervision to which General American is subject and the contemplated acquisition of GenAmerica by Metropolitan Life.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  See Index to Exhibits.

     (b) On August 18, 1999, the Company filed a Form 8-K related to an announcement by the Company's significant client and majority shareholder, General American Life Insurance Company, that General American had advised the Missouri Department of Insurance of its inability to meet substantial demands for surrenders arising from its funding agreement business.

     (c) On September 10, 1999, the Company filed a Form 8-K related to the change in control resulting from the proposed acquisition of GenAmerica, the beneficial owner of 61% of the outstanding common stock of Conning Corporation, by Metropolitan Life Insurance Company.

     (d) On September 30, 1999, the Company filed a Form 8-K related to the notice of a hearing to approve the Pending Reorganization that would facilitate the sale of GenAmerica to Metropolitan Life. Additionally, the Form 8-K included the Conning announcement of the appointment of Arthur C. Reeds, III, as Chairman of the Board of Directors, President and Chief Executive Officer, succeeding Leonard M. Rubenstein who retired from active service.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         CONNING CORPORATION



                         By: /s/ Arthur C. Reeds, III
                             ------------------------------------------
                             Arthur C. Reeds, III
                             Chairman, President and Chief Executive
                             Officer (Principal Executive Officer)


                             /s/ Fred M. Schpero
                             ------------------------------------------
                             Fred M. Schpero
                             Senior Vice President and Chief
                             Financial Officer

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