Form 10-K405
period 1999-12-31
CONNING CORP
filed 2000-03-17
CIK 801051

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                FORM 10-K
         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended: December 31, 1999


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

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 3, 2000: $57,548,345

       NUMBER OF SHARES OUTSTANDING AS OF MARCH 3, 2000: 13,753,359

                          TABLE OF CONTENTS

Item 1.     Business                                               1

Item 2.     Properties                                            18

Item 3.     Legal Proceedings                                     18

Item 4.     Submission of Matters To a Vote of Security Holders   19

Item 5.     Market for Registrant's Common Equity and Related     19
            Stockholder Matters

Item 6.     Selected Financial Data                               21

Item 7.     Management's Discussion and Analysis of Financial     23
            Condition and Results of Operations

Item 7A.    Quantitative and Qualitative Disclosures About        29
            Market Risk

Item 8.     Financial Statements and Supplementary Data           29

Item 9.     Changes In and Disagreements with Accountants on      58
            Accounting and Financial Disclosure

Item 10.    Directors and Executive Officers of the Registrant    58

Item 11.    Executive Compensation                                61

Item 12.    Security Ownership of Certain Beneficial Owners       65
            and Management

Item 13.    Certain Relationships and Related Transactions        72

Item 14.    Exhibits, Financial Statement Schedules and Reports   76
            on Form 8-K

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

     The Company's primary business is asset management for insurance company clients, which is supplemented by its in-depth research focused on the insurance industry. As of December 31, 1999, the Company had approximately $33.3 billion of assets under discretionary management and, in total, provided services with respect to approximately $73.1 billion of assets primarily for insurance company clients. In 1999, the Company had revenues of approximately $90.9 million and net earnings of approximately $13.3 million.

     On August 18, 1998, the Company, through C&C and CAM, acquired substantially all the assets and operations of Schroder Mortgage Associates L.P. ("SMA") in a transaction accounted for as a purchase (the "SMA Transaction"). The purchase price was $21.0 million (including acquisition expenses), with additional contingent consideration that may be paid in the amount of $4 million over the subsequent three years, subject to meeting certain financial targets. As a result of the SMA Transaction, the excess cost over fair value of net assets acquired (goodwill) was approximately $21.0 million and is being amortized over a 20-year period. During 1999 the Company paid approximately $1.3 million as contingent consideration under the terms of the contract. The goodwill is deductible for federal income tax purposes.

     On December 16, 1998, the Company completed the acquisition of substantially all of the assets and certain liabilities of Noddings Investment Group, Inc. ("NIG") and Noddings & Associates, Inc. ("N&A") from NIG and N&A, respectively, in a transaction accounted for as a purchase (the "N&A Purchase Agreement"). The assets acquired consisted principally of contracts with investment advisory clients, working capital of the business and other intangible assets. The purchase price was $4.3 million in cash (including acquisition expenses), with additional contingent consideration that may be paid in the amount of up to $27 million in cash payable over a three year period after the closing, subject to meeting certain financial targets. As a result of the N&A Purchase Agreement, the excess cost over fair value of net assets acquired was approximately $3.3 million and is being amortized over a 20-year period. The Company made no additional contingent consideration payments during 1999. The goodwill is deductible for federal income tax purposes.

     On May 14, 1999, the Company completed the acquisition of the insurance company high-grade fixed income management business from the TCW Group, Inc. ("TCW"), which represents approximately $2.5 billion in discretionary assets under management and assets serviced. The purchase (the "TCW Transaction") consisted of an initial cash payment of approximately $3.0 million and was treated as an asset purchase. Additional contingent consideration of up to $2.3 million may be payable over the next two years, subject to the successful retention of acquired client relationships and meeting certain revenue targets on the acquired business. As a result of the TCW Transaction, the excess cost over fair value of net assets acquired was approximately $3.0 million and is being amortized over a 20-year period. The goodwill is deductible for federal income tax purposes.

     In 1993, General American and ARM Financial ("ARM") formed a reinsurance and marketing relationship for the funding agreements business, also known as stable value products. In June, 1999, ARM put itself up for sale, announcing that it was de-emphasizing its involvement in the stable value business. This led General American to recapture ARM's portion of the business, approximately $3.4 billion in assets and related liabilities. Moody's Investors Services reviewed these events and lowered General American's financial strength rating from A2 to A3. A significant number of stable value investors reacted to Moody's downgrade of General American by requesting redemption of their funds. Moody's further downgraded General American on August 9, 1999, to Ba1, and on August 12, 1999, to B1. These developments directly resulted in the reduction of approximately $3.5 billion in affiliated assets under management for the Company.

     On August 10, 1999, General American became subject to an order of administrative supervision from the Missouri Department of Insurance. General American was unable to meet substantial demands for surrenders associated with the stable value products related to the relationship between General American and ARM.

     On August 26, 1999, General American announced that its parent, GenAmerica Corporation had announced a definitive agreement whereby GenAmerica would be acquired by Metropolitan Life Insurance Company ("MetLife") a New York Life Insurance Company. The acquisition included the acquisition of General American's ownership in its publicly traded subsidiaries, including approximately 61% of the outstanding common shares of the Company.

     On January 6, 2000, MetLife completed the acquisition of
GenAmerica, thus acquiring beneficial ownership of approximately 61% of the outstanding common shares of the Company.

     On January 18, 2000, MetLife announced that it would acquire all of the outstanding shares of the Company not already controlled by MetLife for $10.50 per share in cash. MetLife also announced that it planned to assume management of the general account assets of General American that are currently managed by the Company.

     On March 9, 2000, MetLife and the Company entered into a definitive merger agreement providing for the acquisition by MetLife of all of the outstanding shares of the Company not already controlled by MetLife for $12.50 per share in cash. The board of directors of each company approved the merger agreement. The transaction is expected to close during the second quarter of 2000.

   ASSET MANAGEMENT

     The Company's asset management services consist of three components: (i) discretionary asset management services, (ii) investment advisory services, and (iii) investment accounting & reporting services. In connection with its discretionary asset management services, the Company originates and services commercial mortgages and manages investments in real estate assets. The Company also sponsors and manages private equity funds investing in insurance, financial services, e-commerce, healthcare and related business.

     As of December 31, 1999, the Company provided services with respect to approximately $73.1 billion in assets, of which approximately
(i) $33.3 billion represented assets under discretionary management,
(ii) $6.5 billion represented assets serviced under investment advisory agreements and (iii) $33.3 billion represented assets receiving investment accounting and reporting services on a stand-alone basis. This array of services allows the Company to provide a fully integrated product offering, with some clients utilizing all of the asset management services the Company offers, and others utilizing only selected services. Assets serviced by the Company have increased at a compound annual rate of approximately 19% from December 31, 1994 to December 31, 1999, as shown in the following table:

                                                                           ASSETS SERVICED BY THE COMPANY <F1>
                                                                                      (IN BILLIONS)

                                                                                     AS OF DECEMBER 31,
                                                             =================================================================
                                                              1999        1998        1997        1996        1995        1994
Asset under discretionary management

      Unaffiliated                                           $21.7       $12.4       $11.8       $10.1       $ 8.9       $ 6.6

      Affiliated                                              11.6        17.2        14.2        10.6         8.7         6.9
                                                             -----       -----       -----       -----       -----       -----

         TOTAL                                                33.3        29.6        26.0        20.7        17.6        13.5

Investment advisory                                            6.5        29.3        21.3        20.8        15.9        14.7

Investment accounting and reporting                           33.3        31.5        32.8        11.7         6.7         2.8
                                                             -----       -----       -----       -----       -----       -----

         TOTAL                                               $73.1       $90.4       $80.1       $53.2       $40.2       $31.0
                                                             =====       =====       =====       =====       =====       =====

----------
<F1> Since January 1, 1995, the assets of the general account of
     General American have been under contract with GAIMCO (now known as Conning Asset Management Company). General account assets prior to January 1, 1995 were managed by the investment division of General American, a predecessor of GAIMCO, and are included in assets under management for years prior to 1995. Data for 1995 and prior periods are presented on a pro forma basis to include both Conning and GAIMCO assets under management.

     Discretionary Asset Management and Investment Advisory Services. The Company's assets under discretionary management have increased at a compound annual rate of approximately 20% from December 31, 1994 to December 31, 1999, with assets of General American-related (affiliated) accounts increasing approximately 11% and assets of other clients (unaffiliated) increasing approximately 27% during the period. During 1999, assets under discretionary management of the Company increased by approximately 13%. In connection with MetLife's January 6, 2000 acquisition of GenAmerica, MetLife also indicated that it will assume the asset management contract for General American's general account, which is currently managed by CAM. As of December 31, 1999, CAM managed approximately $5.8 billion for the General American general account.

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

                  ASSETS UNDER DISCRETIONARY MANAGEMENT
                              (IN BILLIONS)


                                                           AS OF
              ASSET CLASSES                          DECEMBER 31, 1999

      Corporate bonds                                     $11.3
      MBS/Asset-backed securities                           6.7
      Government bonds                                      3.4
      Mortgage loans and real estate                        3.2
      Short-term obligations                                2.2
      Municipal bonds                                       1.7
      Private placements                                    1.5
      Indexed equity                                        1.5
      Equity                                                1.4
      Convertible Securities                                0.3
      Real estate                                           0.1
                                                          -----
          Total                                           $33.3
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

     The Company also assists clients in the development of new insurance products by advising them as to investment strategies required to meet the profitability goals set for such products.

     The Company currently serves as the investment adviser to several registered investment companies and unit investment trusts sponsored by General American. Investment advisory agreements with registered investment companies and unit investment trusts may be terminated at any time by the entity upon specified notice, terminate automatically in the event of their assignment, and are subject to annual renewal by the board of the entity.

     The Company also provides stand-alone investment advisory services to clients who are seeking only business analysis and asset allocation or diversification advice. Such advice typically includes a review of the portfolio from the standpoint of liability structure, capital adequacy, return on equity, asset allocation, regulatory and rating agency implications, and income and cash flow requirements. As of December 31, 1999, the Company had approximately $6.5 billion in assets under investment advisory contracts on a stand-alone basis.

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

     Private Placement Investing. As of December 31, 1999, the Company managed approximately $1.5 billion in private placement securities, most of which were purchased on behalf of General American and its affiliates. Private placement securities are acquired pursuant to negotiated transactions between investors and issuers pursuant to exemptions from registration with the Securities and Exchange Commission
(SEC). While less liquid than public securities, private placements often contain investment characteristics favorable to investors such as more stringent financial covenants, prepayment protection, collateral or higher yields than similar public securities. The Company purchases both fixed and floating rate U.S. dollar denominated private securities on behalf of its client accounts, primarily of investment grade quality and primarily according to a "buy and hold" strategy. Such an investment in a private placement is generally between $5 million and $15 million.

     Investment Accounting and Reporting. As of December 31, 1999, the Company's investment accounting and reporting services provided stand-alone investment accounting for approximately $33.3 billion in assets. All $73.1 billion in assets serviced by the Company are supported by the Company's investment accounting and reporting system. The Company's investment accounting and reporting services include management and regulatory reporting on invested assets, operating income, and capital gains and losses. These services have been designed to address the needs of clients for timely and accurate reporting for management purposes, as well as the increased information required in filings with state and federal regulatory authorities regarding assets and liabilities and risk-based capital allocations, including Schedules B and D of the standard insurance industry annual statutory financial report.

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

     Private Equity Funds. The Company facilitates the provision of private equity capital to the insurance, financial services, e-commerce, healthcare and related businesses. Since 1985, the Company has organized five funds that have raised approximately $435 million in committed capital. The private equity funds have invested more than $275 million of these proceeds in more than 45 companies which constitute the investment portfolios of these funds. In most cases, these invested proceeds serve to provide a portion of additional equity-based financing or to partially capitalize a new company. The Company or a subsidiary acts as the general partner of the funds and maintains a 1% general partner capital interest. The Company may also invest as a limited partner in future funds it may organize.

     Management believes that limited partners invest in the Company's private equity funds to obtain the opportunity for potential private equity returns on investments in insurance related businesses. Investors also receive exposure to new business strategies and entrepreneurial developments in the insurance and other targeted industries. More than 70 limited partners have invested in the Company's private equity funds since 1985, including financial companies, banks, pension funds and some of the largest insurance companies in the world. A number of limited partners have invested in multiple private equity funds over time.

The following table shows the average private equity committed capital over the past six years.

                             PRIVATE EQUITY COMMITTED CAPITAL
                                      (IN MILLIONS)
                                           AVERAGE COMMITTED CAPITAL
                      ------------------------------------------------------------------
                       1999        1998        1997        1996        1995        1994
Fund I                $  -        $  -        $  -        $  7.7      $ 18.9      $ 28.4

Fund II                  -          67.7        67.7        67.7        67.7        67.7

Fund III                56.6        56.6        56.6        56.6        56.6        50.1

Fund IV                 40.4        40.4        40.4        39.8        18.7         -

Fund V                 225.0       168.8        56.3         -           -           -
                      ------      ------      ------      ------      ------      ------

      Total           $322.0      $333.5      $221.0      $171.8      $161.9      $146.2
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


   MORTGAGE LOAN AND REAL ESTATE

     Mortgage Origination and Service of Real Estate. As of December
31, 1999, the Company managed approximately $4.3 billion in commercial mortgage loans and approximately $200 million in investment real estate. During 1999, the Company originated approximately $1.0 billion of new mortgage loans, most of which were on behalf of General American and its affiliates. In addition, the Company is developing opportunities for placements for other insurance company clients and pension funds.

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

     Mortgage Servicing. The Company also provides ongoing commercial mortgage servicing, generally as part of an integrated mortgage loan origination program and in several cases on a stand-alone basis. As of December 31, 1999, the Company provided mortgage loan servicing for approximately $4.3 billion of mortgage loans, which includes a significant portion for General American and its affiliates. Of this amount, approximately $1.1 billion was serviced on a stand-alone basis. During 1999, the Company has affirmed its rating as an acceptable master servicer and an average special servicer for purposes of servicing securitized loan portfolios by Fitch Investors Service, L.P. and has received an average ranking as a commercial loan servicer by Standard & Poor's. The Company also provides a wide range of mortgage loan and real estate accounting services, including reconciliation reports, mortgage loan and real estate reporting for regulatory agencies, management and outside clients, and tax analysis and support. See "Investment Accounting and Reporting." The Company has also established a relationship with an investment banking firm to originate mortgage loans. In 1995, the Company originated loans in the amount of approximately $172 million for a securitized offering by such investment banking firm, and the Company retained the master servicing of the entire loan portfolio totaling approximately $278 million. During 1998, the Company originated approximately $200 million of mortgage loans for such firm. Additionally, the Company is expanding efforts to market its mortgage loan origination and servicing and accounting capabilities to other life insurance companies.

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

     Additionally, the Company from time to time participates in the underwriting of public offerings of equity securities for insurance and insurance-related companies. Since 1993, the Company has participated in syndicates for more than 130 insurance-related underwritings for both initial and follow-on public offerings.

     Payment for the Company's research services is primarily in the form of commissions derived from securities transactions effected by the Company and, to a lesser extent, subscription fees for research publications. A negotiated commission is received on each listed equity transaction, and total commission revenues depend on the value that clients place on the research services the Company provides. In addition, the research services revenues received by the Company reflect underwriting fees from participation in public offerings of insurance and insurance-related companies.


   ACCOUNTING, ADMINISTRATION AND OPERATIONS

     The Company's accounting, administration and operations personnel are responsible for financial controls, internal and external financial reporting, compliance with regulatory and legal requirements, office and personnel services, the Company's management information and telecommunications systems, and the processing of the Company's securities transactions. General American provides certain of these functions pursuant to an Administrative Services Agreement. The Company contracts with outside services for securities pricing information in connection with its asset management and investment accounting and reporting services. See "Risk Factors and Cautionary Statements-Risk of Systems Failure; Dependence on Vendors."


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

     At December 31, 1999, Conning & Company was required to maintain minimum net capital, in accordance with SEC rules, of approximately $1.0 million and had total net capital of approximately $11.1 million, or approximately $10.1 million in excess of the amount required.

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

     Dependence on Principal Shareholder. The Company's business, financial condition, results of operations and business prospects are significantly dependent on its relationship with its principal shareholder, General American, a wholly owned subsidiary of GenAmerica Corporation. As of December 31, 1999, General American and its affiliates accounted for approximately $11.6 billion of the approximately $33.3 billion in assets which the Company had under discretionary management. In connection with MetLife's January 6, 2000, acquisition of GenAmerica, on January 18, 2000, MetLife announced that it planned to assume management of the assets in General American's general account, which is currently managed by CAM. As of December 31, 1999, CAM managed approximately $5.8 billion for the General American general account. The advisory agreements between General American and its affiliates and the Company are subject to termination upon 30 to 90 days notice without penalty. In addition to the expected loss of the advisory contract for the General American general account assets, there can be no assurance that General American and its affiliates will maintain or not seek to renegotiate their other existing investment advisory relationships with the Company in the future, and the renegotiations of such relationship could have, and the termination of such relationships would have, a material adverse effect on the Company's business, financial condition, results of operations and business prospects. General American also is a co-licensee with the Company to the Company's investment accounting and reporting software.
Additionally, General American presently leases to the Company all of the Company's office space in St. Louis and provides to the Company certain administrative services. There can be no assurance that such arrangements will continue or that the Company would be able to procure software, replacement office space or services on similar or otherwise favorable terms.

     Potential Conflicts of Interest. MetLife beneficially owns approximately 61% of the Company's Common Stock. The Company's Board of Directors consists of three directors, two of whom were officers of the Company or General American, and one of whom is not otherwise affiliated with the Company or General American (the "Independent Director"). Effective March 9, 2000, Arthur C. Reeds, III resigned as Chairman, President and Chief Executive Officer of the Company. On the same day, the Company appointed James L. Lipscomb as President and Chief Executive Officer. Mr. Lipscomb was formerly the Senior Vice President in charge of the Corporate Planning Department of MetLife. MetLife has the power to elect the Board of Directors and to approve certain actions requiring shareholder approval, including adopting amendments to the Company's articles of incorporation, and to control certain other actions requiring shareholder approval, including mergers or sales of substantially all of the assets of the Company or its subsidiaries. For financial reporting purposes, MetLife will include its share of the Company's net income or loss in its consolidated financial statements. The Company's Board of Directors, including members who also are affiliated with General American and MetLife, may consider not only the short-term and long-term impact of operating decisions on the Company but also the impact of such decisions on General American and MetLife.

     The Company is a party to investment advisory, administrative services, and other agreements with General American and certain of its affiliates. Although the Company believed that the terms of such agreements are at least as favorable to the Company as those it could negotiate with unrelated parties, these agreements may be modified or renegotiated in the future and additional agreements or transactions may be entered into between the Company, on the one hand, and General American or its affiliates, on the other hand. Conflicts of interest could arise between General American and its affiliates with respect to any of the foregoing, or any future agreements or arrangements between them.

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

     Significant Industry Competition. All of the Company's businesses are conducted in highly competitive markets as discussed above. Many of the Company's current and potential competitors are larger and have access to greater resources. Such competition could have a material adverse effect on the Company's business prospects, as well as its ability to attract and retain highly skilled individuals as employees.

     Market Risk - Changes in Economic or Market Conditions Affecting Fee Levels. Changes in economic and market conditions may adversely affect the profitability and performance of and demand for the Company's services. A significant portion of the Company's revenues is derived from asset management fees, which are generally based on the market value of assets under management. Consequently, the total value and composition of assets under management and related cash inflows and outflows, and changes in the investment patterns, policies, and regulations of the Company's clients may affect materially the amount of assets under management and thus the Company's revenues and profitability.

     Regulation. The Company's business is also subject to substantial governmental regulation, and changes in legal, regulatory, accounting, tax, and compliance requirements could have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

     Termination Provisions of Investment Advisory Agreements. A large portion of the Company's revenues is derived from investment advisory agreements with insurance companies, which arrangements are generally terminable upon 30 to 90 days notice without penalty. The termination of any of these arrangements representing a material portion of assets under management could have a material adverse effect on the Company's business, financial condition, results of operations and business properties.

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

   EMPLOYEES

     As of December 31, 1999, the Company employed approximately 350 employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are stable.

ITEM 2. PROPERTIES

     The Company's headquarters and certain of its executive offices are located in an approximately 25,000 square foot office space located at 700 Market Street, St. Louis, Missouri 63101 pursuant to a lease from General American. The Company also maintains executive offices in a 49,500 square foot office space located at 185 Asylum Street, Hartford, Connecticut pursuant to a lease expiring in 2005 with annual base rental expense of approximately $1.0 million until 1999 and a base rental expense of approximately $1.2 million from 1999 until 2004, subject to increases for taxes, insurance and operating expenses. The Company assumed an office lease in Chicago, Illinois in conjunction with the acquisition of the Noddings Group, having an annual rental expense of approximately $176,000 expiring in 2006. The Company also leases from third parties, or subleases from General American, each of twelve other office sites for its various mortgage loan and real estate offices located in Arizona, California (2), Colorado (2), Florida, Georgia, Illinois, Missouri, New York, Texas and Washington, D.C.

     The Company's principal offices in St. Louis and all but one of the remote office spaces described above are rented pursuant to written leases and a sublease between the Company and General American. The terms of such leases and the sublease (collectively, the "Leases") were designed to approximate the cost to General American of owning or leasing such spaces.

ITEM 3. LEGAL PROCEEDINGS

     On January 31, 2000, Conning was served with a complaint purporting to be a shareholder class action that was filed in the Supreme Court of the State of New York, naming the Company and MetLife as co-defendants. The complaint was filed January 19, 2000, and the named plaintiff is Ralph Shive. The complaint alleges that MetLife's proposal to acquire all of the outstanding shares of common stock of Conning not already controlled by MetLife (the "Proposed Transaction") fails to offer a fair price to Conning's shareholders and lacks adequate procedural protections. Additionally, the complaint alleges that the defendants have engaged in acts of self-dealing and breaches of fiduciary duty in connection with the Proposed Transaction. The suit seeks to have the action declared as a proper class action, injunctive relief against the consummation of the Proposed Transaction and, if the Proposed Transaction is consummated, rescission of the transaction, rescissionary and other monetary damages, and reimbursement of fees and costs.

     On January 31, 2000, the same law firm that filed the Shive complaint filed a second suit in the same jurisdiction and with substantially the same allegations and seeking substantially the same relief sought in the Shive action. The second complaint names Carl Hamann as the plaintiff.

     On February 10, 2000, the Company was served with a complaint purporting to be a shareholder class action that was filed in the Circuit Court of the City of St. Louis, Missouri, naming the Company, several of its current and former directors, and MetLife as defendants. The complaint was filed February 2, 2000, and the named plaintiff is Jeffrey R. Moritz. The complaint alleges that the consideration proposed to be paid by MetLife pursuant to the Proposed

Transaction is unfair and inadequate. Additionally, the complaint alleges the defendants, individually and as part of a common plan, have breached their fiduciary duties in connection with the Proposed Transaction. The suit seeks to have the action declared as a proper class action, assurances that no conflicts of interest exist among the defendants, injunctive relief against the consummation of the Proposed Transaction, and reimbursement of fees and costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   PRICE RANGE OF COMMON STOCK

     On December 16, 1997, the Company's Common Stock commenced trading and is listed on The Nasdaq Stock Market(SM) under the symbol "CNNG." There was no established public trading market for the Common Stock prior to December 16, 1997.

     For the period from January 1 through December 31, 1999, the high and low closing sales price of the Common Stock was $20.25 and $7.00, respectively.

     The registration statement for the Company's initial public offering of its Common Stock was effective December 15, 1997. The initial public offering price established on such date was $13.50 per share.

     The Company believes that there are approximately 100 holders of record for the Common Stock at March 10, 2000. The Company believes that there are in excess of 1,450 beneficial holders of the Common Stock.

   DIVIDEND POLICY

     On February 12, 1998, the Board of Directors of the Company established the Company's initial dividend policy and declared a quarterly dividend of $0.04 per share on the Common Stock outstanding. The Company declared and paid four quarterly dividends during 1998 totaling $0.16 per share. The Company declared and paid four quarterly dividends during 1999 totaling $0.20 per share. On January 20, 2000, the Board of Directors declared a quarterly dividend of $0.05 per share on the Common Stock to record holders as of February 18, 2000, paid March 11, 2000. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Company's Board of Directors and will depend upon the Company's capital requirements and operating and financial condition, as well as the legal and regulatory restrictions from net capital rules of various regulatory bodies applicable to Conning & Company and such other factors as the Board of Directors may deem relevant.

   USE OF PROCEEDS

     In connection with the Company's initial public offering in December 1997, the net offering proceeds from the 2,875,000 shares registered was $34.6 million. The proceeds were identified by the Company as temporary investments. During 1999 and 1998, the Company used approximately $4.3 million and $24.0 million, respectively, of the temporary investments for business acquisitions or contingent payments on previously concluded business acquisitions, and the remaining initial proceeds and related investment income of approximately $6.3 million remain as temporary investments. See notes 3 and 5 of the consolidated financial statements in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                                             SELECTED CONSOLIDATED FINANCIAL DATA
                                           (AMOUNTS IN 000'S, EXCEPT PER SHARE DATA)
                                                                                 YEAR ENDED DECEMBER 31,
                                                             1999        1998        1997        1996        1995        1995
                                                           -------     -------     -------     -------     -------     -------
                                                                                                         (PRO FORMA)
CONNING CORPORATION
INCOME STATEMENT DATA<F1>:
REVENUE:
      Asset management and related fees                    $74,519     $62,755     $49,503     $40,456     $30,675     $24,050
      Research services                                     14,788      16,924      15,479      12,148       9,480       4,090
      Other income                                           1,588       2,553       1,634       1,062         996         663
                                                           -------     -------     -------     -------     -------     -------
         Total revenues                                     90,895      82,232      66,616      53,666      41,151      28,803
                                                           -------     -------     -------     -------     -------     -------
EXPENSES:
      Employee compensation and benefits                    43,619      38,206      33,632      26,002      18,336      12,027
      Amortization of goodwill and other                     2,677       2,609       2,969       3,081       2,911       1,289
      All other expenses                                    22,130      18,416      14,572      12,791      12,515       9,195
                                                           -------     -------     -------     -------     -------     -------
         Total expenses                                     68,426      59,231      51,173      41,874      33,762      22,511
                                                           -------     -------     -------     -------     -------     -------
Operating income                                            22,469      23,001      15,443      11,792       7,389       6,292
Interest expenses                                              228         254         301         729       1,364         521
                                                           -------     -------     -------     -------     -------     -------
Income before provision for income taxes                    22,241      22,747      15,142      11,063       6,025       5,771
Provision for income taxes                                   8,922       9,634       6,226       4,851       2,739       2,359
                                                           -------     -------     -------     -------     -------     -------
         Net income                                         13,319      13,113       8,916       6,212       3,286       3,412
Preferred stock dividends                                      -           -           963         906         906         351
                                                           -------     -------     -------     -------     -------     -------

Net earnings available to common shareholders              $13,319     $13,113     $ 7,953     $ 5,306     $ 2,380     $ 3,061
                                                           =======     =======     =======     =======     =======     =======
Earnings per share:
      Basic                                                $  0.99     $  1.00     $  1.13     $  0.79
      Diluted                                              $  0.95     $  0.93     $  0.80     $  0.57

                                                                             AS OF DECEMBER 31,
                                                            1999        1998         1997        1996        1995
                                                          --------    --------     -------     -------     -------
BALANCE SHEET DATA:
Total assets                                              $166,181    $122,478     $99,857     $50,020     $46,177
Long-term debt                                                -           -           -          2,000       9,000
Total liabilities                                           70,518      42,301      26,152      20,870      24,552
Convertible preferred stock                                   -           -           -         24,782      17,002
Total common shareholders' equity                           95,663      80,177      73,705       4,368       4,623
Number of shares outstanding                                14,063      13,571      13,250       6,710       6,710
Number of shares in treasury                                   318         318        -           -           -

                                                            1999        1998        1997        1996        1995
                                                            -----       -----       -----       -----       -----
                                                                              TOTAL ASSETS SERVICED
                                                                          (END OF PERIOD, IN BILLIONS)
OTHER OPERATING DATA:
Assets under discretionary management:
      Unaffiliated                                          $21.7       $12.4       $11.8       $10.1       $ 8.9
      Affiliated                                             11.6        17.2        14.2        10.6         8.7
                                                            -----       -----       -----       -----       -----
         Total                                               33.3        29.6        26.0        20.7        17.6
Investment advisory                                           6.5        29.3        21.3        20.8        15.9
Investment accounting and reporting                          33.3        31.5        32.8        11.7         6.7
                                                            -----       -----       -----       -----       -----
Total assets serviced                                       $73.1       $90.4       $80.1       $53.2       $40.2
                                                            =====       =====       =====       =====       =====

                SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)
                    (AMOUNTS IN 000'S, EXCEPT PER SHARE DATA)
                                                                     SIX MONTHS
                                                                    ENDED JUNE 30,
                                                                        1995
CONNING INC. AND SUBSIDIARIES<F2>
INCOME STATEMENT DATA:
REVENUE:
   Asset management and related fees                                   $ 5,662
   Research services                                                     4,564
   Other income                                                            275
                                                                       -------
      Total revenues                                                    10,501

EXPENSES:
   Employee compensation and benefits                                    5,322
   Amortization of goodwill and other                                     -
   All other expenses                                                    3,087
                                                                       -------
      Total expenses                                                     8,409
Operating income                                                         2,092
Interest expense                                                          -
                                                                       -------
Income before provision for income taxes                                 2,092
Provision for income taxes                                                 809
                                                                       -------
      Net income                                                         1,283
Preferred stock dividends                                                  160
                                                                       -------
Net earnings available to common shareholders                          $ 1,123
                                                                       =======

                                                                    AS OF JUNE 30,
                                                                    --------------
                                                                        1995
BALANCE SHEET DATA:
Total assets                                                           $16,003
Long-term debt                                                            -
Total liabilities                                                        6,927
Cumulative preferred stock                                               3,650
Total common shareholders' equity                                        5,426
Number of shares outstanding (end of period)                               108

----------

<F1> 1995 year reflects results of the consolidated activity from
     August 1,1995 to December 31, 1995 and the results of General American Investment Management Company only from January 1, 1995 to July 31, 1995. The pro forma 1995 information was derived from the historical financial statements for Conning Corporation, GAIMCO and Conning Inc. and gives effect to (i) the Strategic Merger, (ii) the issuance of $13.0 million of debt by the Company at an interest rate of 7% per annum for the purpose of providing the $12.0 million cash portion of purchase price and payments of $1.0 million representing employment bonuses to certain employees,
     (iii) the issuance of $17.0 million of Series A Convertible Preferred Stock and (iv) the short-term borrowing of $2.5 million from General American at an interest rate of 6.75% per annum by Conning Inc. effective prior to, and in anticipation of, the Strategic Merger for the purpose of redeeming and retiring the 8% cumulative senior preferred stock. Pro forma 1995 results reflect the consolidated activity for the year assuming the Strategic Merger took place on January 1, 1995. The years subsequent (1996, 1997, 1998 and 1999) reflect actual consolidated results. See
     Note 1 to the Company's Consolidated Financial Statements.

<F2> The above information represents certain financial data of
     Conning, Inc. and its subsidiaries for the six-month period ended June 30, 1995 representing the period prior to the Strategic
     Merger.

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

     On August 22, 1999, the Metropolitan Life Insurance Company ("MetLife") announced they had reached a definitive agreement to acquire GenAmerica for approximately $1.2 billion in cash. On January 6, 2000, MetLife completed the transaction thus acquiring beneficial ownership of approximately 61% of the outstanding common stock of the Company. On January 18, 2000, MetLife proposed to acquire all of the outstanding shares of the Company not already controlled by MetLife for $10.50 per share cash. MetLife also indicated that it would assume the management of the general account assets of General American, currently managed by the Company. On March 9, 2000, MetLife and the Company entered into a definitive merger agreement providing for the acquisition by MetLife of all of the outstanding shares of the Company not already controlled by MetLife for $12.50 per share in cash. The board of directors of each company has approved the merger agreement.

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

     Upon consummation of the Strategic Merger, the excess of purchase price over the fair value of net assets acquired resulted in goodwill of $20.3 million. Additionally, two acquisitions during 1998 resulted in an additional $24.3 million of goodwill (See Note 2 of the Company's Notes to Financial Statements). Goodwill is being amortized on a straight-line basis over a 20-year period.

     On May 14, 1999, the Company completed the acquisition of TCW Group, Inc.'s ("TCW") insurance company high-grade fixed income management business. Subject to certain adjustments, the purchase price for the acquired business was approximately $3.0 million and was treated as an asset purchase. Additional contingent consideration of up to $2.3 million may be payable over the next two years, subject to successful retention of acquired client relationships and meetings certain revenue targets on the acquired business. As a result of the acquisition, the excess cost over fair value of net assets acquired was approximately $3.0 million and is being amortized on a straight-lined basis over a 20-year period. The goodwill is deductible for federal income tax purposes.

     During 1999, the Company paid approximately $1.3 million contingent consideration under the terms of SMA Transaction. No contingent consideration was paid under the terms of the N&A Purchase Agreement.

RESULTS OF OPERATIONS

   Statement of Income for 1999 compared to 1998

     Asset Management and Related Fees. Asset management and related fees increased 19% to $74.5 million in 1999 from $62.8 million in 1998. The majority of this $11.8 million increase was from new revenue sources attributed to the Company's acquisition strategy. During 1999, the Noddings acquisition generated $3.0 million in asset management and related fees accounting for 26% of the overall 1999 increase while the TCW acquisition generated fees of $1.7 million accounting for 14% of the overall 1999 increase. Taken together, these two acquisitions increased fees during 1999 by $4.7 million accounting for 40% of the 1999 increase. The Company's existing insurance asset management revenue grew by $3.6 million or 12% accounting for 31% of the overall increase in asset management and related fees. Assets under discretionary management increased by $3.7 billion at December 31, 1999 compared to December 31, 1998, due to the growth in unaffiliated assets. Assets for which the Company provides investment advisory services decreased 78% or $22.8 billion as of December 31, 1999 compared to the same period for 1998. This decrease is due to one client moving to full discretionary management services and the loss of two other clients. Assets for which the Company provides investment accounting and reporting services grew by 6% or $1.8 billion during the same period. Investment advisory and investment accounting and reporting fees did not contribute significantly to the overall increase in asset management and related fee from 1998 due to the lower fee structure for these services.
Private equity fund management fees remained relatively flat for the period increasing 3% or $219,000 compared to 1998 accounting for less than 2% of the overall change. Mortgage originations remained relatively the same at approximately $1.0 billion generating an additional $834,000 in revenue for 1999 compared to 1998. This accounted for approximately 7% of the overall increase in asset management and related fees.

     Research Services. Revenues from research services decreased 13% to $14.8 million in 1999 from $16.9 million in 1998 primarily due to decreased underwriting fees reflective of the decreased activity in the equity markets particularly in the insurance and financial services sector. Underwriting fees decreased $1.5 million or 69% in 1999 compared to 1998. These fees remain a highly volatile revenue source that are dependent on a variety of factors including market conditions and transactional activity; accordingly, no assurance can be given as to the amount of such revenues, if any, that may arise in future periods. Core research revenues, exclusive of underwriting revenues, decreased by 5% or $670,000 for the year due to market volatility, particularly in the financial sector, and non-recurring revenue impacts resulting from GenAmerica announcements in the third quarter of 1999.

     Other Income. Other income decreased 38% to $1.6 million in 1999 from $2.55 million in 1998 primarily as a result lower investment income as the Company utilized the proceeds from the initial public offering to complete acquisitions. This resulted in lower average investment balances during 1999 compared to 1998.

     Expenses. Total expenses increased 15.5% to $68.4 million for the year ended December 31, 1999 from $59.2 million for the year ended December 31, 1998 due primarily to increased employee costs. Employee costs increased approximately $5.4 million from $38.2 million in 1998 to $43.6 million for 1999 due to additional staffing associated with the Company's acquisition activity, increased support staff and additional operational staff to keep pace with client service demands. Occupancy and equipment costs increased approximately $1.8 million due to the upgrading and enhancement of technology and additional space cost associated with the Company's acquisition activity. Professional services increased $1.5 million from $2.4 million in 1998 to $3.9 million in 1999 due substantially to non-recurring costs associated with MetLife's acquisition of GenAmerica. Other operating expenses increased approximately 14% from $4.1 million in 1998 to $4.7 million in 1999 due to costs associated with the Company's acquisition activity.

     Interest Expense. Interest expense remained relatively constant during 1999 at approximately $200,000 resulting from a present value lease liability established at the date of the Strategic Merger.

     Income Taxes. Provision for income taxes decreased approximately 7% during 1999 from $9.6 million for 1998 to $8.9 million for 1999 due in part to a decrease in taxable income and due to decrease in the effective tax rate. The Company's effective tax rate decrease from approximately 43% to approximately 40% due to changes in various state tax rates.

     Net Income. As a result of all of the above, net income increased approximately 2% to $13.3 million for 1999 from $13.1 million during 1998 and diluted earnings per share increased approximately 3% from $0.93 for 1998 to $0.95 for 1999.

   Statement of Income for 1998 compared to 1997

     Asset Management and Related Fees. Asset management and related fees increased 27% to $62.8 million in 1998 from $49.5 million in 1997. The majority of this $13.3 million increase was attributed to increased investment management fees resulting from growth in the base of assets under management for both new and existing clients, and growth in commercial mortgage origination fees. Assets under discretionary management increased approximately 14% to $29.6 billion at December 31, 1998 from $26.0 billion at December 31, 1997. Assets for which Conning provides investment advisory services grew significantly during 1998, from $21.3 billion at the end of 1997 to $29.3 billion at the end of 1998, primarily as a result of new client activity. Investment advisory and investment accounting and reporting fees did not contribute significantly to the overall increase in asset management and related fees from 1997 due to the lower fee structure on these services. Private equity fund management fees accounted for approximately 15% of the total 1998 increase in asset management and related fees as the Company completed the closing for a new fund, Conning Insurance Capital Limited Partnership V in January 1998, having an effective date of August 1997. Mortgage originations increased from approximately $620 million in 1997 to approximately $1.0 billion in 1998.

     Research Services. Revenues from research services increased 9% to $16.9 million in 1998 from $15.5 million in 1997 primarily due to the growth in the core research business resulting from new accounts and increased penetration of existing accounts. The Company also was involved in underwriting activity, including co-management of two insurance equity offerings during 1998 compared to four co-managed offerings in 1997. In the aggregate, the Company generated revenues from underwriting activities of $2.1 million in 1998, as compared to $4.3 million in 1997. In general, underwriting revenues are highly volatile, depending on a variety of factors, including market conditions and transaction activity. Core research revenues, exclusive of underwriting revenues, increased 32% from $11.2 million in 1997 to $14.8 million in 1998.

     Other income. Other income increased approximately 56%, to $2.55 million in 1998 from $1.63 million in 1997, primarily as a result of investment income on the remaining proceeds from the initial public offering.

     Expenses. Total expenses increased 15.7% to $59.2 million for the year ended December 31, 1998 from $51.2 million for the year ended
December 31, 1997 due primarily to increased employee costs. Employee costs increased approximately $4.6 million from $33.6 million in 1997 to $38.2 million for 1998 due to some additional staffing to keep pace with increased revenue activity and additional incentive compensation as a result of the significant growth in operating income. Marketing and production costs increased approximately $1.6 million due to increased sales and marketing activities during the year and additional production costs resulting from the Company being a publicly-traded entity.
Occupancy and equipment costs increased approximately $1.1 million from $3.6 million in 1997 to $4.7 million in 1998 due to additional upgrading and enhancements of technology during the year as well as the leasing of additional office space. Amortization of goodwill and other expenses slightly decreased to $2.6 million in 1998 compared to $2.9 million in 1997 primarily due to the amortization of certain employee agreements related to the Strategic Merger becoming fully amortized by August 1998.

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

     Net income. As a result of all of the above, net income increased 47% to $13.1 million for 1998 from $8.9 million for 1997 and diluted earnings per share increased 16% to $0.93 for 1998 from $0.80 for 1997.

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

     Conning & Company is subject to the net capital requirements imposed on registered broker-dealers under the Securities Exchange Act of 1934, as amended (the 'Exchange Act"). At December 31, 1999, Conning & Company had net capital (as defined by the Exchange Act) of approximately $11.1 million, which was approximately $10.1 million in excess of the regulatory minimum. Conning & Company has in place a revolving subordinated loan facility with a commercial bank for $2.0 million that, when utilized, qualifies as capital for purposes of the Exchange Act's net capital rules. The agreement expires on December 31, 2000. Any amounts drawn under such facility would bear interest based on a fixed rate at the then prevailing rate plus a specified amount per annum.

     As of December 31, 1998 and 1997, the Company had no outstanding long-term debt. The Company had total outstanding long-term debt at December 31, 1996 in the principal amount of $2.0 million. Such debt arose from the Strategic Merger and was payable to General American. The remaining debt was paid in full in February 1997.

     The Company or a subsidiary is a general partner for various private equity funds and in a real estate joint venture. Capital contributions to these partnerships are made as needed for investments by the partnerships. At December 31, 1999, the Company's future commitment to fund such required capital contributions was approximately $4,559,000. The Company may also invest as a limited partner in future funds it may organize. Interests in such private equity funds are generally illiquid.

     The Company received approximately $34.5 million in net proceeds from the stock offering. Approximately $4.3 million and $24.0 million were used in 1999 and 1998, respectively, for business acquisitions and the balance will be used for future acquisitions and general corporate purposes. The Company's business strategy contemplates that it will seek to complement internal growth with strategic investments and acquisitions. Accordingly, a portion of the net proceeds may also be used for acquiring related businesses or investing in strategic or joint venture relationships. The Company has no present understandings, agreements or commitments with respect to any such acquisition, and no assurance can be given that any such acquisition will take place. Pending application to the uses described above, the Company has invested balance of the net proceeds from the offering in short-term, investment-grade, interest-bearing securities.

   IMPACT OF INFLATION

     The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

   CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements contained in this Form 10-K and in future filings by the Company with the SEC, in the Company's press releases and in oral statements made with the approval of an authorized executive officer are or may constitute "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" include, without limitation, statements relating to the Company's financial position, plans to increase revenues, competitive strengths, business objectives or strategies, insurance industry trends, and expectations regarding the assets or activities of General American or MetLife. Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements or from historical results. Factors that could cause actual results to differ materially (the "Cautionary Statements") include, but are not limited to, those discussed under the caption "Risk Factors and Cautionary Statements." In addition to the "Risk Factors and Cautionary' Statements", the Company's business entails a variety of additional risks, which are set forth in documents the Company has filed or will file from time to time with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. Investors are cautioned not to place undue reliance on such statements, which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                       PAGE
Consolidated Financial Statements
    Consolidated Balance Sheet as of December 31, 1999 and 1998                         30
    Consolidated Statements of Income for the Years Ended December 31, 1999,
       1998 and 1997                                                                    31
    Consolidated Statements of Common Shareholders' Equity for the Years Ended
       December 31, 1999, 1998 and 1997                                                 32
    Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
       1998 and 1997                                                                    33
    Notes to Consolidated Financial Statements                                          34
Independent Auditors' Report                                                            57

                                      CONNING CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                                                            DECEMBER 31,
                                                                                    ---------------------------
                                                                                        1999           1998
ASSETS
Current asset:
      Cash and cash equivalents                                                     $ 71,835,862   $ 31,343,314
      Short-term investments                                                          15,643,760     28,288,155
      Accounts receivable, net (Notes 4 and 10)                                       13,949,653     11,165,200
      Marketable equity securities                                                       212,134        278,222
      Prepaid expenses and other current assets                                          373,637        481,455
                                                                                    ------------   ------------
         Total current assets                                                        102,015,046     71,556,346
Non-marketable investments at value                                                    6,083,647      2,737,147
Equipment and leasehold improvements, at cost, less accumulated
   depreciation of $2,417,176 and $1,903,293                                           3,378,028      1,451,653
Deferred income taxes                                                                  4,348,829      3,199,812
Goodwill                                                                              42,688,443     40,706,020
Other assets                                                                           7,666,962      2,827,145
                                                                                    ------------   ------------
         Total assets                                                               $166,180,955   $122,478,123
                                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Compensation payable                                                          $ 11,869,772   $ 12,794,850
      Deferred revenue                                                                 2,990,594      3,792,762
      Due to affiliates                                                                6,395,874      2,338,918
      Income taxes payable                                                             1,665,109        284,441
      Mortgage escrow liabilities for customer accounts                               32,512,073      8,976,934
      Accounts payable and other accrued expenses                                     12,031,822     10,577,733
                                                                                    ------------   ------------
         Total current liabilities                                                    67,465,244     38,765,638
Accrued rent liability                                                                 2,892,500      3,215,897
Other payables                                                                           160,000        320,000
                                                                                    ------------   ------------
         Total liabilities                                                            70,517,744     42,301,535
Common stock, $0.01 par value, 50,000,000 shares authorized; 14,062,548 and 13,571,403 shares issued and outstanding in 1999 and 1998,
   respectively (Note 11)                                                                140,625        135,714
Additional paid-in capital                                                            79,844,834     74,975,681
Retained earnings                                                                     22,075,240     11,462,681
Treasury stock, 318,188 shares, at cost                                               (6,397,488)    (6,397,488)
                                                                                    ------------   ------------
         Total common shareholders' equity                                            95,663,211     80,176,588
                                                                                    ------------   ------------
         Total liabilities and shareholders' equity                                 $166,180,955   $122,478,123
                                                                                    ============   ============

                       See accompanying notes to consolidated financial statements.

                                             CONNING CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                   1999              1998              1997
REVENUES:
      Asset management and related fees (Note 10)                              $74,519,208       $62,754,631       $49,502,655
      Research services                                                         14,787,700        16,924,231        15,478,709
      Other income                                                               1,587,857         2,553,473         1,634,143
                                                                               -----------       -----------       -----------
         Total revenues                                                         90,894,765        82,232,335        66,615,507
                                                                               -----------       -----------       -----------

EXPENSES:
      Employee compensation and benefits                                        43,619,229        38,206,080        33,632,314
      Occupancy and equipment costs                                              6,470,897         4,680,032         3,552,179
      Marketing and production costs                                             7,059,337         7,252,654         5,674,545
      Professional services                                                      3,887,414         2,360,196         1,992,032
      Amortization of goodwill and other                                         2,676,731         2,609,166         2,968,964
      Other operating expenses                                                   4,712,659         4,123,225         3,352,641
                                                                               -----------       -----------       -----------
         Total expenses                                                         68,426,267        59,231,353        51,172,675
                                                                               -----------       -----------       -----------

      Operating income                                                          22,468,498        23,000,982        15,442,832
      Interest expense                                                             227,944           254,424           300,261
                                                                               -----------       -----------       -----------

         Income before provision for income taxes                               22,240,554        22,746,558        15,142,571
      Provision for income taxes                                                 8,921,828         9,633,952         6,226,242
                                                                               -----------       -----------       -----------

      Net income                                                               $13,318,726       $13,112,606       $ 8,916,329

      Preferred stock dividends                                                       -                 -              963,127
                                                                               -----------       -----------       -----------

      Net earnings available to common shareholders                            $13,318,726       $13,112,606       $ 7,953,202
                                                                               ===========       ===========       ===========
      Net income:
         Basic earnings per common share                                       $      0.99       $      1.00       $      1.13
         Diluted earnings per common share                                     $      0.95       $      0.93       $      0.80


                                  See accompanying notes to consolidated financial statements.

                                             CONNING CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                NON-                                                                  TOTAL
                                 COMMON        VOTING                  ADDITIONAL                                    COMMON
                                 STOCK         COMMON      COMMON       PAID-IN       RETAINED        TREASURY    SHAREHOLDERS'
                                 SHARES        STOCK       STOCK        CAPITAL       EARNINGS         STOCK         EQUITY
Balance, December 31, 1996       6,710,000     $  -       $ 67,100    $ 2,944,647    $ 1,355,884    $      -      $  4,367,631

Conversion of 110,000 shares
   of Series B preferred stock        -          1,100        -           768,900           -              -           770,000

Tax benefit - employee
   compensation (Note 9)              -           -           -         1,134,785           -              -         1,134,785

Accretion on Series A
   preferred stock                    -           -           -        (4,848,332)    (8,861,966)          -       (13,710,298)

Issuance of common shares
   through initial public
   offering                      2,875,000        -         28,750     34,566,250           -              -        34,595,000

Conversion of 3,555,000
   shares of preferred and
   110,000 non-voting
   common stock to common
   stock                         3,665,000      (1,100)     36,650     38,559,752           -              -        38,595,302

Net income                            -           -           -              -         8,916,329           -         8,916,329

Dividends on preferred stock          -           -           -              -          (963,127)          -          (963,127)
                                ----------    --------    --------    -----------    -----------    -----------   ------------
Balance, December 31, 1997      13,250,000        -        132,500     73,126,002        447,120           -        73,705,622

Exercise of stock options          186,750        -          1,867      1,076,464           -              -         1,078,331

Issuance of incentive shares       134,653        -          1,347           -              -              -             1,347

Tax benefit - employee
   compensation (Note 9)              -           -           -           773,215           -              -           773,215

Purchase of 318,188 shares
   for treasury                       -           -           -              -              -        (6,397,488)    (6,397,488)

Net income                            -           -           -              -        13,112,606           -        13,112,606

Dividends on common stock -
   $0.16 per share                    -           -           -              -        (2,097,045)          -        (2,097,045)
                                ----------    --------    --------    -----------    -----------    -----------   ------------
Balance, December 31, 1998      13,571,403        -        135,714     74,975,681     11,462,681     (6,397,488)    80,176,588

Exercise of stock options          499,465        -          4,996      3,775,952           -              -         3,780,948

Forfeiture of stock options         (8,320)       -            (85)          -              -              -               (85)

Tax benefit - employee
   compensation (Note 9)              -           -           -         1,093,201           -              -         1,093,201

Net Income                            -           -           -              -        13,318,726           -        13,318,726

Dividends on common stock -
   $0.20 per share                    -           -           -              -        (2,706,167)          -        (2,706,167)
                                ----------    --------    --------    -----------    -----------    -----------   ------------
Balance, December 31, 1999      14,062,548    $   -       $140,625    $79,844,834    $22,075,240    $(6,397,488)  $ 95,663,211
                                ==========    ========    ========    ===========    ===========    ===========   ============

                                     See accompanying notes to consolidated financial statements.

                                           CONNING CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                                                         1999                 1998                 1997
OPERATING ACTIVITIES:
   Net income                                                        $ 13,318,726         $ 13,112,606         $  8,916,329
   Adjustments for items not affecting cash:
      Depreciation                                                        513,883              757,578              564,508
      Amortization of goodwill and other                                2,676,731            2,609,166            2,915,963
      Net unrealized appreciation on non-marketable securities         (1,928,865)            (134,294)                -
      Net sales of securities held for market making                       66,088              322,440             (555,037)
      Accretion of discounts on short-term investments                   (730,741)          (1,105,587)            (192,723)
      Changes in:
         Accounts receivable                                           (2,680,475)             795,807           (5,486,576)
         Allowance for doubtful accounts                                 (103,978)             (29,437)                -
         Prepaid expenses and other assets                             (5,071,999)            (235,417)          (2,196,050)
         Accounts payable and other accrued expenses                   24,829,228           11,284,417            3,485,349
         Income taxes payable                                           2,473,869            2,413,629           (1,344,526)
         Due to affiliates                                              4,056,956              970,360              (94,623)
         Deferred income taxes                                         (1,149,017)          (1,463,399)             971,231
         Deferred revenue                                                (802,168)             591,426            1,668,046
         Accrued rent liability                                          (323,397)            (283,551)            (268,531)
         Compensation payable                                            (925,078)           1,645,850            2,726,801
                                                                     ------------         ------------         ------------
            Net cash provided by operating activities                  34,219,763           31,251,594           11,110,161
                                                                     ------------         ------------         ------------

INVESTING ACTIVITIES:
      Purchases of non-marketable securities                           (2,053,720)          (1,192,245)            (592,747)
      Proceeds from non-marketable investments                            636,085              939,070                 -
      Purchases of equipment and other assets, net                     (2,440,258)            (572,123)          (1,274,832)
      Purchases of short-term investments                             (75,502,163)         (94,349,567)         (96,336,976)
      Maturities of short-term investments                             88,877,299           83,504,361           88,093,974
      Acquisition of Schroder Mortgage Associates                      (1,333,333)         (21,000,000)                -
      Acquisition of Noddings, net of cash acquired                          -              (2,908,327)                -
      Acquisition of TCW                                               (2,985,821)                -                    -
                                                                     ------------         ------------         ------------
            Net cash used in investing activities                       5,198,089          (35,578,831)         (10,110,581)
                                                                     ------------         ------------         ------------

FINANCING ACTIVITIES:
      Issuance of common shares through initial public offering              -                    -              34,595,000
      Repayments on long-term debt                                           -                    -              (2,000,000)
      Issuance of Series B preferred stock                                   -                    -                  79,950
      Conversion of Series B preferred stock                                 -                    -                 793,250
      Issuance of common stock                                          3,780,863            1,079,678                 -
      Purchase of common stock for treasury                                  -              (6,397,488)                -
      Dividends on preferred stock                                           -                    -              (1,198,942)
      Dividends on common stock                                        (2,706,167)          (2,097,045)                -
                                                                     ------------         ------------         ------------
            Net cash provided by (used in) financing activities         1,074,696           (7,414,855)          32,269,258
                                                                     ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents                   40,492,548          (11,742,092)          33,268,838
Cash and cash equivalents, beginning of year                           31,343,314           43,085,406            9,816,568
                                                                     ------------         ------------         ------------
Cash and cash equivalents, end of year                               $ 71,835,862         $ 31,343,314         $ 43,085,406
                                                                     ============         ============         ============

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                                       $       -            $       -            $     27,222
      Income tax                                                     $  7,596,976         $  8,703,302         $  6,763,457
Supplemental disclosure of non-cash information:
      Accretion on Series A and B preferred stock                    $       -            $       -            $ 13,710,298
      Conversion of Series A and B preferred stock to common stock   $       -            $       -            $ 38,595,302


                                See accompanying notes to consolidated financial statements.

                 CONNING CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

     Conning Corporation (the "Company"), formed in 1995 as a Missouri corporation, is a holding company organized to hold the operating subsidiaries in the Conning group, Conning Asset Management Company ("CAM"), formerly known as General American Investment Management Company, "GAIMCO" and Conning & Company ("C&C"). The Company provides asset management and research services focused upon the insurance industry. Both CAM and C&C are registered investment advisers with the Securities and Exchange Commission (the "SEC") under the Investment Advisers Act of 1940.

     All of the outstanding voting common stock of the Company was held by a wholly owned holding company subsidiary of General American Life Insurance Company (together "General American") through December 1997, whose parent is GenAmerica Corporation ("GenAmerica"). In December 1997, the Company issued an additional 2,875,000 shares registered through an initial public offering.

     After the offering and conversion of all outstanding convertible preferred stock to common stock in 1997, additional options issued resulting from acquisitions and normal compensation arrangements during 1999 and 1998, and purchase of treasury shares in 1998 (see Note 9), General American owns approximately 61% of the outstanding common stock.

     On August 26, 1999, Metropolitan Life Insurance Company
("MetLife") announced it had reached a definitive agreement to acquire GenAmerica for approximately $1.2 billion in cash. On January 6, 2000, MetLife completed the transaction thus acquiring beneficial ownership of approximately 61% of the outstanding common stock of the Company. On January 18, 2000, MetLife proposed to acquire all of the outstanding shares of the Company not already controlled by MetLife for $10.50 per share in cash. MetLife also indicated that it would assume management of the general account assets of General American. On March 9, 2000, MetLife and the Company entered into a definitive merger agreement providing for the acquisition by MetLife of all of the outstanding shares of the Company not already controlled by MetLife for $12.50 per share in cash. The board of directors of each company has approved the merger agreement.

     The accompanying consolidated financial statements include the accounts of Conning Corporation, Conning Inc. (the holding company parent of C&C), Conning & Company and Conning Asset Management Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles.

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Fair Value of Financial Instruments - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Substantially all of the Company's financial assets and liabilities are carried at fair value or at amounts which, because of their short-term nature, approximate current fair value.

     Cash and Cash Equivalents - Cash and cash equivalents represent cash and highly liquid investments with original maturities of three months or less. The Company had funds on deposit with General American amounting to $333,288 and $2,833,439 at December 31, 1999 and 1998,
respectively, which were readily convertible to cash and earn interest at the short-term money market rates. For purposes of the financial statements, such funds are considered cash equivalents.

     Short-Term Investments - Short-term investments are comprised of U.S. government securities and investment grade commercial paper having a maturity of one year or less and are carried at amortized cost, which approximates fair value.

     Investments - All marketable equity securities held are classified as trading securities and are presented at fair value with corresponding unrealized gains or losses included in current period income. Non-marketable investments in various private equity funds are held by the Company's broker-dealer subsidiary and are accounted for in accordance with generally accepted accounting principles for broker-dealers. Such investments are recorded using the equity method basis of accounting (including unrealized gains and losses). The changes in fair values are included in the consolidated statements of income.

     Equipment and Leasehold Improvements - Equipment is stated at cost, less accumulated depreciation provided on an accelerated method over periods not exceeding eight years.

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Goodwill - On August 11, 1995, the shareholders of the holding company of C&C contributed all of their common stock to Conning Corporation in a Section 351 merger transaction (the "Strategic Merger") in exchange for cash and convertible preferred stock of the Company. General American contributed all of the outstanding common stock of GAIMCO as part of the Strategic Merger in exchange for common shares of the Company. The GAIMCO contribution was recorded at historical book value. The Conning portion of the Strategic Merger was accounted for using the purchase method. The purchase price consisting of cash of $12.0 million and $17.0 million of Series A Convertible Preferred Stock was allocated to assets acquired based on their estimated fair values. The excess of purchase price over the fair value of net assets acquired resulted in $20.3 million of goodwill which is being amortized on a straight line basis over 20 years.

     Goodwill arising from the 1998 and 1999 acquisitions of Schroder, the Noddings Group and the TCW insurance operations is being amortized on a straight-line basis over a period of 20 years (See Note 3).

     Accumulated amortization was $6,191,734 and $3,855,003 as of December 31, 1999 and 1998, respectively. Goodwill is periodically reviewed to determine recoverability based on the undiscounted operating cash flows of the underlying business. At December 31, 1999 and 1998, no impairment was indicated.

     Other Assets - Included in other assets are costs associated with the purchase for $1.7 million of a software license agreement (the "License Agreement") effective as of January 27, 1996. The total cost of the license is being amortized over the life of the License Agreement. As of December 31, 1999, $368,333 remains to be amortized over the remaining year of the License Agreement. Total amortization of $340,000 is included in the consolidated statements of income for the years ended December 31, 1999, 1998 and 1997, respectively. Other assets included the unamortized cost of compensation relating to the Strategic Merger that was amortized over a three-year period ending August 11, 1998. Amortization of $862,361 and $1,562,915 is included in the consolidated statements of income for the years ended December 31, 1998 and 1997, respectively. The unamortized amount of $862,361 is included in other assets as of December 31, 1997. Also included in other assets is the cash surrender value of corporate-owned life insurance policies on key executives purchased in 1997 in connection with

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


a deferred savings plan for certain employees. At December 31, 1999 and 1998, the cash value amounted to approximately $7,200,000 and $2,100,000, respectively.

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

     Preferred Stock - The carrying value of the convertible preferred stock was recorded at original issue price plus accretion relating to any increase in the redemption value of the stock during each period. During 1997 such accretion was $13,710,298. The preferred stock was converted into 3,555,000 shares of common stock in 1997.

     Other Income - Other income is comprised of investment income and other miscellaneous revenues.

     Non-Cash Employee Compensation - The Company uses the intrinsic value method to account for stock option plans as prescribed by the Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees" ("APB 25"). Under this method, compensation expense is recognized for awards of options to purchase shares of stock to employees under compensatory plans only if the fair market value of the stock at the option grant date (or other measurement date, if later) is greater than the amount the employee must pay to acquire the stock. In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 permits companies to adopt a new fair value based method to account for stock option plans or to continue using the intrinsic value method. The Company intends to continue using the intrinsic value method and provides the pro forma disclosures in Note 11, as required by SFAS 123.

     Earnings Per Share - The Company adopted SFAS No.128, "Earnings
Per Share" issued by the FASB in February 1997. SFAS No. 128 specified new standards designed to improve the earnings per share ("EPS") information provided in financial statements by simplifying the existing computational guidelines, reviewing the disclosure requirements and increasing the comparability of EPS data on an international basis. Earnings per share amounts, calculations and presentations are reflective of the requirements of the Statement. The weighted average common shares and equivalents outstanding at December 31, 1999, 1998 and 1997 were

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13,512,431, 13,146,558 and 7,055,889, respectively, for basic earnings per common share and 13,968,161, 14,036,973 and 11,100,732,
respectively, for diluted earnings per common share.

     Use of Estimates - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities in the preparation of the financial statements. Actual results could differ from these estimates.

     Reclassifications - The Company has reclassified the presentation of certain prior period information to conform to the 1999 presentation.


NOTE 3 - ACQUISITIONS

     On August 18, 1998, the Company, through C&C and CAM, acquired substantially all the assets and operations of Schroder Mortgage Associates L.P. ("SMA") in a transaction accounted for as a purchase (the "Transaction"). The purchase price was $21.0 million (including acquisition expenses), with additional contingent consideration that may be paid in the amount of $2.6 million over the next two years, subject to meeting certain financial targets. During 1999, contingent consideration of approximately $1.3 million was paid pertaining to the Transaction and is reflected as an increase to goodwill. As a result of the Transaction, the excess cost over fair value of net assets acquired was approximately $21.0 million and is being amortized over a 20-year period. The goodwill is deductible for federal income tax purposes.

     On December 16, 1998, the Company completed the acquisition of substantially all of the assets and certain liabilities of Noddings Investment Group, Inc. ("NIG") and Noddings & Associates, Inc. ("N&A") from NIG and N&A, respectively, in a transaction accounted for as a purchase (the "Purchase Agreement"). The assets acquired consisted principally of contracts with investment advisory clients, working capital of the business and other intangible assets. The purchase price was $4.3 million in cash (including acquisition expenses), with additional contingent consideration that may be paid in the amount of up to $27 million in cash payable over a three year period after the closing, subject to meeting certain financial targets. As a result of the Purchase Agreement, the excess cost over fair value of net assets acquired was approximately $3.3 million and is being amortized over a 20-year period. The goodwill is deductible for federal income tax purposes.

     On May 14, 1999, the Company completed the acquisition of TCW Group, Inc's ("TCW") insurance company high-grade fixed income management business in a transaction accounted for as a purchase (the "TCW Transaction"). Subject to certain adjustments, the purchase price for the acquired business was approximately $3.0 million with up to an additional $2.3 million payable over the next two years, subject to successful retention of acquired client relationships and meeting certain revenue targets on the acquired business. As a result of the TCW Transaction, the excess cost over fair value of net assets acquired was approximately $3.0

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


million and is being amortized over a 20-year period. The goodwill is deductible for federal income tax purposes.


NOTE 4 - ACCOUNTS RECEIVABLE

     Accounts receivable include primarily amounts due for management fees, selling concessions due from underwriters and amounts due from other business activities of the Company. At December 31, 1999 and 1998, an allowance for doubtful accounts of $36,585 and $140,563, respectively, was applied as a reduction of accounts receivable. The change in the allowance in the current period was the result of management's assessment of the collectibility of the underlying receivables.


NOTE 5 - INVESTMENTS

     At December 31, 1999 and 1998, the estimated fair value of marketable and non-marketable investments were as follows:

                                                                 1999           1998

         Marketable equity securities - trading
            (cost $588,331 and $549,025)                      $  212,134     $  278,222
                                                              ==========     ==========

         Non-marketable equity securities
            (cost $16,200)                                    $   13,540     $   20,410

         Non-marketable partnership investments
            (cost $4,318,909 and $2,526,716)                   6,070,107      2,716,737
                                                              ----------     ----------

               Total non-marketable investments               $6,083,647     $2,737,147
                                                              ==========     ==========

     The Company invests in various non-marketable partnerships and is a 1% general partner in several private equity funds. The value of the non-marketable partnership investments is accounted for using the equity method and updated periodically based upon changes in fair values and recorded in the consolidated statements of income.

                  CONNING CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     At December 31, 1999 and 1998, equipment and leasehold improvements comprised the following:

                                                                 1999           1998
         Office equipment                                     $1,412,454     $1,492,058
         Computer equipment                                    3,539,127      1,174,371
         Leasehold improvements                                  843,623        688,517
                                                              ----------     ----------
                                                               5,795,204      3,354,946
         Less accumulated depreciation                         2,417,176      1,903,293
                                                              ----------     ----------
            Total equipment and leasehold improvements        $3,378,028     $1,451,653
                                                              ==========     ==========

     Depreciation expense of $513,883, $757,578 and $564,508 on the above is included in the consolidated statements of income for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company occupies premises and rents certain office equipment under leases that are accounted for as operating leases and that have expiration dates through 2005. Total rental expense during 1999, 1998 and 1997 was $2,365,761, $1,603,500 and $1,219,069, respectively. At
December 31, 1999, the minimum net rental commitments of the Company for the periods indicated under the terms of these operating leases in excess of one year were approximately $7,614,000 as follows: $1,751,000 in 2000; $1,489,000 in 2001; $1,313,000 in 2002; $1,274,000 in 2003;
$1,147,000 in 2004 and $640,000 thereafter.


NOTE 7 - INCOME TAXES

     The provision for federal and state income tax for the years ended December 31, 1999, 1998 and 1997, is as follows:

                                                 1999           1998            1997
      Current income tax provision            $10,070,845    $11,116,931     $6,389,796
      Deferred income tax benefit              (1,149,017)    (1,482,979)      (163,554)
                                              -----------    -----------     ----------
         Total income tax provision           $ 8,921,828    $ 9,633,952     $6,226,242
                                              ===========    ===========     ==========

     The difference between the expected federal income tax provision at the statutory rate of 35% for 1999, 1998 and 1997 and the Company's actual federal income tax rate are as follows:

                                    CONNING CORPORATION AND SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      1999           1998           1997

      Income before income taxes                                   $22,240,554    $22,746,558    $15,142,571
                                                                   -----------    -----------    -----------

      Federal income taxes at statutory rate                       $ 7,784,194    $ 7,961,295    $ 5,299,899

      Increases in income taxes resulting from:


          State income taxes, net of federal                         1,070,590      1,164,480        514,625

          Amortization of goodwill                                     354,568        354,568        354,568

          Other, net                                                  (287,524)       153,609         57,150
                                                                   -----------    -----------    -----------

               Total income tax provision                          $ 8,921,828    $ 9,633,952    $ 6,226,242
                                                                   -----------    -----------    -----------

          Total income taxes were allocated as follows:


      Income tax from continuing operations:                       $ 8,921,828    $ 9,633,952    $ 6,226,242

      Income tax from Stockholders' Equity:


          Tax benefit from exercise of stock options                (1,093,201)      (773,215)    (1,134,785)
                                                                   -----------    -----------    -----------

      Total income tax                                             $ 7,828,627    $ 8,860,737    $ 5,091,457
                                                                   ===========    ===========    ===========

     The Company's net deferred income tax assets represent the estimated future tax effects attributable to future taxable or deductible temporary difference between amounts recognized in the financial statements and income tax returns. At December 31, 1999 and 1998, the net deferred income tax assets is as follows:

                                                                       1999           1998

       Deferred tax assets:

          Accrued rent liability                                    $1,090,623     $1,272,076

          Employee costs                                             2,859,993        861,096

          Partnership investments                                       12,592      1,013,925

          Other, net                                                   385,621        501,000
                                                                    ----------     ----------

             Gross deferred income tax assets                        4,348,829      3,648,097
                                                                    ----------     ----------

       Deferred tax liabilities:

          Depreciation                                                    -          (448,285)
                                                                    ----------     ----------

             Gross deferred income tax liabilities                        -          (448,285)
                                                                    ----------     ----------

       Net deferred income tax assets                               $4,348,829     $3,199,812
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

                    CONNING CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - OUTSTANDING DEBT

     At December 31, 1999 and 1998, the Company had a Revolving Subordinated Loan Agreement (the "Agreement") with a commercial bank for $2,000,000. The interest rate is agreed upon by the lender and the Company at the time of an advance. The current Agreement expires on December 31, 2000. There were no borrowings under the line of credit during 1999 or 1998.


NOTE 9 - PREFERRED STOCK AND COMMON SHAREHOLDERS' EQUITY

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

                   CONNING CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In December 1997, the Company completed an initial public offering totaling 2,875,000 shares of Common Stock (including the over-allotment option) which were sold through underwriters by the Company in an initial public offering. Net proceeds related to the offering were $34,595,000. As a result of the offering, all Series A and Series B Preferred Stock converted to common shares of Company stock on a one-for-one basis and the shareholders' agreement terminated, resulting in an increase to shareholders' equity totaling approximately $38,595,000. The Company declared and paid dividends totaling $963,127 during 1997 related to the Series A and B Preferred Stock through December 15, 1997, the IPO pricing date. Additionally, as a result of the offering, all shares of non-voting common stock converted to common stock on a one-for-one basis.

     On February 12, 1998, the Board of Directors of the Company established the Company's dividend policy and declared a quarterly dividend of $0.04 per share on the Common Stock to record holders as of March 5, 1998. The declaration and payment of dividends to holders of Common Stock will be at the discretion of the Company's Board of Directors and will depend upon the Company's capital requirements and operating and financial condition, as well as the legal and regulatory restrictions from net capital rules of various regulatory bodies applicable to Conning & Company and such other factors as the Board of Directors may deem relevant. During 1998, the Company paid approximately $2.1 million in dividends to outstanding shareholders representing $0.16 per share. During 1999, the Company paid approximately $2.7 million in dividends to outstanding shareholders representing $0.20 per share.

     On July 28, 1998, pursuant to the Board of Directors' authorization, the Company purchased 318,188 shares of common stock into treasury. These shares were held by a Director of the Company for total consideration of $6,397,488, based upon the average closing price per share of the Company's common stock for the five trading days preceding the date of purchase.

NOTE 10 - OTHER RELATED PARTY ACTIVITIES

     CAM acts as an investment adviser for the general and separate accounts of General American and its insurance subsidiaries as well as the General American Capital Company family of funds. Investment management fees earned from these affiliated entities for the years ended December 31, 1999, 1998 and 1997 amounted to $20,872,658, $19,802,311 and $17,227,994, respectively. The total investment management fees receivable from these affiliated entities at December 31, 1999 and 1998 amounted to $2,992,338 and $2,025,053, respectively.

                   CONNING CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Certain officers and directors of the Company are also officers of General American and officers and/or directors of other General American affiliates.

     The Company is directly or indirectly, through intermediary partnerships, the managing general partner of certain private equity funds with an equity ownership interest of 1% in each fund. In total, the Company managed six, seven and six funds during 1999, 1998 and 1997, respectively. Fees for managing these funds were $6,646,768, $8,001,836 and $5,491,704, for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company received underwriting fees and concessions in connection with the offering of shares of one company during 1998 which is considered a related party. Such fees and concessions are included in research services and amount to $529,739 for the year ended December 31, 1998.
These fees were earned from the secondary offering of the common stock of a wholly-owned subsidiary of the Parent.

     In connection with the November 1996 private offering of Series B Preferred Stock, General American holds demand recourse notes from certain employees totaling $1,438,100 and $2,185,300 as of December 31, 1998 and 1997, respectively. The notes bear interest of 6% which is payable semiannually beginning July 1997. The notes were paid in full on July 31, 1999.

     General American provides administrative services on request of the Company including disbursements, tax, facility management and other administrative support to the Company pursuant to an administrative services agreement. The following table lists the expenses recorded by the Company for significant services provided by General American for the years ended December 31, 1999, 1998 and 1997:

                                                                       1999           1998           1997
      Employee costs                                               $ 1,096,581     $2,173,092     $3,627,901

      Marketing and production costs                                 1,830,829      1,616,719        966,268

      Professional services                                          1,251,717      1,311,433      1,023,746

      Rent                                                           1,335,971      1,170,166        791,804

      Computer services                                              2,641,968        216,709        163,337

      All other operating costs                                      2,602,524      2,757,218      2,689,940
                                                                   -----------     ----------     ----------

                                                                   $10,759,590     $9,245,337     $9,262,996
                                                                   ===========     ==========     ==========

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

                   CONNING CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     As a servicing agent, the Company processes principal and interest payments pertaining to certain mortgages originated for GenAmerica and its affiliates. As of December 31, 1999 and 1998, $32,512,073 and $8,976,934,
respectively, of escrowed funds pertaining to these activities is reflected on the consolidated balance sheet of the Company.

NOTE 11 - STOCK AND STOCK OPTION PLANS

     In August 1995, the shareholders approved the Company's 1995
Flexible Stock Plan (1995 Plan) which provides for the grant of options to purchase up to 2,100,000 shares of the Company's Non-Voting Common Stock to officers and other key employees of the Company and its affiliates. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plan. Upon the initial public offering the options became 100% vested. All options were granted at fair value. Total options issued and outstanding under the 1995 Plan were 475,000 and 824,000 as of December 31, 1999 and 1998, respectively, and were fully vested upon the completion of the Company's initial public offering in December 1997. No additional options will be granted under the 1995 Plan.

     On November 8, 1996, the shareholders approved the Company's 1996 Flexible Stock Plan (1996 Plan) which provides for the grant of options to purchase up to 2,100,000 shares of the Company's Non-Voting Common Stock to officers and other key employees of the Company and its affiliates. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plan. All options were granted at fair value. Total options issued and outstanding under the 1996 Plan were 199,250 and 233,750 as of December 31, 1999 and 1998, respectively. No additional options will be granted under the 1996 Plan.

     In December 1997, the shareholders approved the Company's 1997 Flexible Stock Plan (1997 Plan) which provides for the grant of options to purchase up to 2,200,000 shares of the Company's Common Stock to officers, directors and other key employees of the Company and its affiliates. Terms and conditions (including price, exercise date and number of shares) are determined by the Board of Directors, which administers the plan. All options were granted at fair value. Total options issued and outstanding under the 1997 Plan were 1,559,147 and 1,892,706 as of December 31, 1999 and 1998, respectively.

                   CONNING CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The weighted-average remaining contractual vesting period at December 31, 1999 was approximately three years.

                                            NUMBER OF SHARES                   WEIGHTED AVERAGE EXERCISE PRICE
                                 -------------------------------------        ----------------------------------
                                              DECEMBER 31,                               DECEMBER 31,
                                    1999          1998          1997           1999          1998          1997
Outstanding, beginning of year   2,950,456     2,522,689     1,230,000        $11.35        $ 9.65        $ 5.64

Granted                              5,000       644,517     1,292,689        $16.44         16.48         13.46

Exercised                          499,465       186,750          -           $ 7.57          5.77           -

Canceled                           222,594        30,000          -           $13.22         12.85           -
                                 ---------     ---------     ---------        ------        ------        ------

Outstanding, end of year         2,233,397     2,950,456     2,522,689        $12.03        $11.35        $ 9.65
                                 =========     =========     =========        ======        ======        ======

Exercisable, end of year           909,112     1,288,786     1,366,189        $ 8.55        $ 7.81        $ 7.30
                                 =========     =========     =========        ======        ======        ======

     The following table summarizes stock options outstanding as of December 31, 1999:

                                                 WEIGHTED
                                                 AVERAGE         WEIGHTED
                                                REMAINING        AVERAGE
                                               CONTRACTUAL       EXERCISE
RANGE OF EXERCISE PRICE       OUTSTANDING         LIFE            PRICE
$ 5.33 - $ 7.00                  674,250           6.0            $ 5.82

$13.18 - $18.34                1,559,147           8.3            $14.71
------------------------------------------------------------------------

$ 5.33 - $18.34                2,233,397           7.6            $12.03

     During December 1998, the Company's Compensation Committee granted 134,653 shares of restricted stock at a price of $16.00 per share under the 1997 Flexible Stock Plan. The 1998 restricted stock awards vest over future periods and will be reflected as compensation expense in future periods totaling approximately $1.3 million over the remaining four years. The Company incurred $870,000 reflected as compensation and benefits relating to this plan in 1999. No cost was incurred during 1998.

     The Company applies APB Opinion No.25, "Accounting for Stock Issued to Employees," ("APB 25"), in accounting for the 1998, 1997 and 1996 Flexible Stock Plans and, accordingly, no compensation cost has been recognized for stock options in the financial statements. The weighted-average grant-date fair value of stock options granted during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS 123 are as follows:

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      1999           1998            1997
      Grant-date fair value per share                                   $11.40          $6.81          $3.18
      Significant assumptions:
      Risk-free interest rate at grant date                              6.44%          4.65%          5.59%
      Expected dividend payout                                           $0.20          $0.20          $0.16
      Expected stock price volatility                                   67.62%          47.8%            30%
      Expected life to exercise (years)                                   4.75           5.00           2.75
      Net income
          As reported                                              $13,318,726    $13,112,606     $8,916,329
          Pro forma                                                $11,123,525    $11,618,147     $8,392,758
      Pro forma earnings per common share
          As reported Basic                                              $0.99          $1.00          $1.13
          As reported Diluted                                            $0.95          $0.93          $0.80
          Pro forma Basic                                                $0.82          $0.88          $1.05
          Pro forma Diluted                                              $0.80          $0.83          $0.76

     At December 31, 1999, the Company's closing stock price was $8.25.

     As of December 31, 1999, there were approximately 126,000 shares of restricted stock issued to employees under Company programs. In conjunction with the merger agreement (see Note 20 - Subsequent Events), all unvested restricted stock owned by employees who are employed at the time of the closing would be eligible to be tendered to MetLife as an outstanding share of the Company. Additionally, the Company has approximately 2.2 million options outstanding that were issued under various Company stock option programs. The merger agreement indicates that all outstanding options will be vested immediately upon closing. Holders owning options having intrinsic value have the ability to receive the intrinsic value at closing. Holders owning options with no intrinsic value will have the ability to participate in a replacement program that will be announced prior to the closing of the tender offer.

NOTE 12 - EMPLOYEE BENEFITS

     At December 31, 1999, the Company has one retirement savings plan, the Conning Corporation Profit Sharing and 401(k) Savings Plan (the "Consolidated 401(k) Plan"). On January 1, 1999, the Consolidated 401(k) Plan replaced the two retirement plans that were in place at December 31, 1998. The Consolidated 401(k) Plan is available to substantially all Conning & Company employees. The Company contributed $1,201,615 on behalf of eligible employees for the year ended December 31, 1999.

     At December 31, 1998 and 1997, the Company had two retirement savings plans; a 401(k) Savings Plan (the "401(k) Plan") and the General American Life Insurance Company Progress Sharing Plan and Trust (the "Progress Sharing Plan"). The 401(k) Plan is available to

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


substantially all Conning & Company employees who were employed by Conning & Company prior to August 11, 1995. The Progress Sharing Plan is available to certain employees employed prior to August 11, 1995 and all employees of the Company employed subsequent to August 10, 1995. The Company contributed $892,618 and $1,019,327 to the 401(k) Plan on behalf of eligible employees for the years ended December 31, 1998 and 1997, respectively. Direct charges to the Company from General American for the Progress Sharing Plan were $566,251 and $407,074 for the years ended December 31, 1998 and 1997, respectively.

     In addition to the qualified retirement plans, the Company also offered certain senior employees participation in an Executive Deferred Savings Plan (the "EDSP Plan"). The EDSP Plan is a non-qualified deferred compensation plan available to eligible employees who can elect to defer a portion of their compensation into the EDSP Plan, subject to certain limitations. The Company invests in corporate owned life insurance ("COLI") products that are used to match the employee contributions. The COLI product invests in mutual funds with investment strategies similar to the employee fund options. At December 31, 1999, 1998 and 1997, the Company carried a liability of $6,462,809, $4,047,968 and $1,554,157 representing employee deferrals and investment credits on those deferrals. At December 31, 1999, 1998 and 1997, the cash surrender value of the COLI investments were $7,201,397, $2,098,898 and $2,000,000, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

     The Company is a general partner in certain private equity funds that the Company also manages and is a partner in a real estate joint venture. Capital contributions to these partnerships are made as needed for investments by the partnerships. At December 31, 1999, the Company's future commitment to fund such required capital contributions was approximately $4,559,000.

     The Company through its subsidiary has committed to Conning Connecticut Investors, L.L.C. (the "L.L.C."), a limited liability company of which the Company is the general partner and managing member, up to approximately $4,040,000 for purposes of capitalizing the general partner. The amount is payable only in the event of insolvency on the part of the L.L.C.

NOTE 14 - NET CAPITAL REQUIREMENTS

     C&C is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. and therefore is subject to a requirement of the SEC's Uniform Net Capital Rule, requiring the maintenance of certain minimal capital levels. At December 31, 1999, C&C had net capital, as defined by the Uniform Net Capital Rule, of approximately $11,144,000 which was $10,119,000 in excess of the required net capital. CAM is also subject to minimum net capital requirements which are determined by state regulations in certain of the states in which CAM is

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


licensed to do business. As of December 31, 1999 and 1998, CAM was in compliance with all minimum state requirements.

NOTE 15 - CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade account receivables and short-term investments. Short-term investments consist of investment grade commercial paper and approximate fair value because of the short maturity of these items. With the exception of trade receivables from General American and its affiliates, credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across geographical areas. Investment management fees receivable from General American and their affiliated entities at December 3l, 1999 and 1998 amounted to approximately $2,992,338 and $2,025,053, respectively.

NOTE 16 - INDUSTRY SEGMENT

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Additionally, SFAS 131 establishes standards for related disclosures about products and services, geographic areas, and major customers, superseding SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise."

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

     Segment information on the Company for the years ended December 31, 1999, 1998 and 1997 are as follows:

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                COMBINED
                            ASSET MANAGEMENT            MORTGAGE LOAN                 RESEARCH             OPERATING SEGMENTS
                       -------------------------  -------------------------  -------------------------  -------------------------
                         1999     1998     1997     1999     1998     1997     1999     1998     1997     1999     1998     1997
                                                                  (dollars in thousands)
Revenues               $48,931  $40,321  $33,399  $25,588  $22,434  $16,104  $14,788  $16,924  $15,479  $89,307  $79,679  $64,982

Pre-tax income         $11,912  $10,977  $ 7,613  $ 7,951  $ 6,952  $ 3,614  $ 2,378  $ 4,818  $ 3,916  $22,241  $22,747  $15,143

Revenue from
Major Customer         $15,527  $14,514  $11,444  $ 5,346  $ 5,288  $ 5,784  $  -     $   530  $  -     $20,873  $20,332  $17,228

                    CONSOLIDATED REVENUES BY             RECONCILIATION OF COMBINED OPERATING SEGMENT REVENUES
                        GEOGRAPHIC AREA                                 TO CONSOLIDATED REVENUES
                   -------------------------         --------------------------------------------------------------
                     1999     1998    1997                                                 1999     1998     1997
                    (dollars in thousands)                                                 (dollars in thousands)
Geographic Areas                                     Combined operating segment revenue   $89,307  $79,679  $64,982
  United States    $87,974  $80,033  $64,953         Other income                           1,588    2,553    1,634
  All Other Areas  $ 2,921  $ 2,199  $ 1,663                                              -------  -------  -------
                                                     Consolidated revenue                 $90,895  $82,232  $66,616
                                                                                          =======  =======  =======

     Revenue - Combined operating segment revenues as reported above do not include other income which is considered a component of corporate operations rather than any single segment. For the year ended December 31, 1999, 1998 and 1997, other income was approximately $1,588,000, $2,553,000 and $1,634,000, respectively.

     Pre-tax income - The Company's segment pre-tax income reflects a two step allocation of indirect charges net of other income. The first step is the allocation of indirect charges for corporate overhead, which includes various support functions such as senior management, finance, personnel and facilities management. Corporate overhead is allocated to each operating segment based on the operating segment's proportionate share of direct expenses to the combined operating segment direct expenses. The second step is the allocation of all other indirect charges which includes depreciation, amortization, interest expense and certain compensation charges. These other indirect charges are allocated to the operating segments based on the operating segment's proportionate share of combined operating segment income from operations net of corporate overhead allocations. There are no reconciling items between the combined operating segment pre-tax income reported above and the pre-tax income reported on the consolidated statement of income.

     Major customer - The Company has one customer, a significant shareholder of the Company, that provides more than 10% of consolidated revenue.

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

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


consider these items by operating segment when making operating decisions, assessing segment performance or when allocating resources.

NOTE 17 - EARNINGS PER SHARE

     The following table represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

                                                                       FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                   -------------------------------------------
                                                                     INCOME         SHARES           PER SHARE
                                                                   (NUMERATOR)   (DENOMINATOR)        AMOUNT
Net income                                                         $13,318,726
                                                                   -----------
BASIC EPS:
Net earnings available to common shareholders                       13,318,726     13,512,431          $0.99
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                         455,730
                                                                   -----------     ----------
DILUTED EPS:
Net earnings available to common shareholders
    and assumed full conversions                                   $13,318,726     13,968,161          $0.95
                                                                   ===========     ==========

                                                                       FOR THE YEAR ENDED DECEMBER 31, 1998
                                                                   -------------------------------------------
Net income                                                         $13,112,606
                                                                   -----------
BASIC EPS:
Net earnings available to common shareholders                       13,112,606     13,146,558          $1.00
EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                         890,415
                                                                   -----------     ----------
DILUTED EPS:
Net earnings available to common shareholders
    and assumed full conversion                                    $13,112,606     14,036,973          $0.93
                                                                   ===========     ==========

                                                                       FOR THE YEAR ENDED DECEMBER 31, 1997
                                                                   -------------------------------------------
                                                                     INCOME         SHARES           PER SHARE
                                                                   (NUMERATOR)   (DENOMINATOR)        AMOUNT
Net income                                                         $8,916,329
Less: preferred stock dividends                                      (963,127)
                                                                   ----------
BASIC EPS:
Net earnings available to common shareholders                       7,953,202       7,055,889          $1.13
EFFECT OF DILUTIVE SECURITIES:
Preferred stock dividends                                             963,127
Conversion of preferred stock                                                       3,436,194
Stock options                                                                         608,649
                                                                   ----------      ----------
DILUTED EPS:
Net earnings available to common shareholders
    and assumed full conversion                                    $8,916,329      11,100,732          $0.80
                                                                   ==========      ==========

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During 1999 and 1998, there were 619,641 and 146,329 options, respectively, that were considered anti-dilutive and were not included in the earnings per share calculations above.

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table summarizes quarterly results of operations for the two years ended December 31, 1999 and 1998:

                                                                        FIRST         SECOND          THIRD         FOURTH
                                                                       QUARTER        QUARTER        QUARTER        QUARTER
1999
   Revenues                                                            $23,046        $23,957        $21,483        $22,409
   Operating income                                                      6,400          6,611          4,367          5,091
   Income before taxes                                                   6,341          6,553          4,310          5,037
   Net income                                                            3,766          3,924          2,564          3,065
   Earnings per share
      Basic earnings per share                                          $ 0.28         $ 0.29         $ 0.19         $ 0.23
      Diluted earnings per share                                        $ 0.27         $ 0.28         $ 0.18         $ 0.22
   Dividends per share                                                  $ 0.05         $ 0.05         $ 0.05         $ 0.05
   Market price per share:
      High                                                              $20.25         $18.13         $18.00         $11.56
      Low                                                               $13.81         $14.50         $ 9.50         $ 7.00

1998
   Revenues                                                            $19,680        $20,558        $20,703        $21,291
   Operating income                                                      5,018          5,633          6,118          6,232
   Income before taxes                                                   4,952          5,569          6,055          6,171
   Net income                                                            2,832          3,197          3,497          3,587
   Earnings per share
      Basic earnings per share                                          $ 0.21         $ 0.24         $ 0.27         $ 0.28
      Diluted earnings per share                                        $ 0.20         $ 0.22         $ 0.25         $ 0.26
   Dividends per share                                                  $ 0.04         $ 0.04         $ 0.04         $ 0.04
   Market price per share:
      High                                                              $21.50         $22.25         $20.88         $20.75
      Low                                                               $16.50         $19.50         $13.13         $11.00

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - PARENT COMPANY FINANCIAL STATEMENTS

     The following are the condensed balance sheets as of December 31, 1999 and 1998 and condensed statements of income and cash flows for the periods ended December 31, 1999, 1998 and 1997 for Conning Corporation (parent company only):

CONDENSED BALANCE SHEET
                                                                               DECEMBER 31,
                                                                  -------------------------------------
                                                                      1999                     1998
                                                                  ------------              -----------
      ASSETS:
      Cash and cash equivalents                                   $  8,168,042              $ 5,716,696
      Short-term investments                                         1,038,484                3,789,437
      Investment in subsidiary                                      87,427,621               75,343,433
      Capitalized software, less accumulated
       amortization of $1,338,533 and $993,383                         376,917                  722,067
      Income tax receivable                                          3,463,528                1,983,425
      Prepaid expenses and other assets                                  4,418                    4,418
                                                                  ------------              -----------
            Total assets                                          $100,479,010              $87,559,476
                                                                  ============              ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Accrued expenses                                            $    961,921              $   315,234
      Due to affiliates                                              3,180,845                6,065,224
      Other payables                                                   160,000                  320,000
      Deferred liabilities                                             513,033                  682,430
                                                                  ------------              -----------
            Total liabilities                                        4,815,799                7,382,888
                                                                  ------------              -----------

      Common stock, $.01 par value, 50,000,000 shares
       authorized; 14,062,548 and 13,571,403 shares issued
       and outstanding in 1999 and 1998, respectively                  140,625                  135,714
      Additional paid in capital                                    79,844,834               74,975,681
      Retained earnings                                             22,075,240               11,462,681
      Treasury stock                                                (6,397,488)              (6,397,488)
                                                                  ------------              -----------
            Total common stockholders' equity                       95,663,211               80,176,588
                                                                  ------------              -----------
            Total liabilities and shareholders' equity            $100,479,010              $87,559,476
                                                                  ============              ===========

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Income
                                                                       1999                    1998                    1997
                                                                   -----------             -----------              ----------
      REVENUE
      Dividend income                                              $ 1,500,000             $    39,634              $2,027,500
      Management advisory fee                                          300,000                 300,000                 300,000
      Other income                                                     522,384               1,631,853                  76,176
                                                                   -----------             -----------              ----------
            Total revenues                                           2,322,384               1,971,487               2,403,676
                                                                   -----------             -----------              ----------

      EXPENSES
      Amortization of capitalized software                             345,150                 341,716                 340,000
      Professional services                                          1,603,174                 597,717                  43,596
      Other expenses                                                   109,193                 112,065                  72,147
      Other expenses                                                      -                       -                     21,389
                                                                   -----------             -----------              ----------
            Total expenses                                           2,057,517               1,051,498                 477,132
                                                                   -----------             -----------              ----------

      Income before benefit for income taxes                           264,867                 919,989               1,926,544
      Income tax benefit                                               285,378                 105,678                  20,948
                                                                   -----------             -----------              ----------

      Income before equity in undistributed earnings
       of subsidiary, net of taxes                                     550,245               1,025,667               1,947,492
      Equity in undistributed earnings of subsidiaries,
       net of taxes of $9,207,206, $9,426,654 and $6,247,190        12,768,481              12,086,939               6,968,837
                                                                   -----------             -----------              ----------

      Net income                                                    13,318,726              13,112,606               8,916,329
      Preferred stock dividends                                           -                       -                    963,127
                                                                   -----------             -----------              ----------

      Net earnings available to common shareholders                $13,318,726             $13,112,606              $7,953,202
                                                                   ===========             ===========              ==========

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows
                                                                                  1999                1998                1997
                                                                              ------------        ------------        ------------
 Operating activities:
    Net income                                                                $ 13,318,726        $ 13,112,606        $  8,916,329
    Adjustment for items not affecting cash:
      Amortization of capitalized software                                         345,150             341,716             340,000
      Changes in:
         Investments in subsidiaries                                           (13,584,188)        (36,928,365)         (8,996,338)
         Income taxes receivable                                                  (386,902)            (78,981)              3,556
         Due to/from affiliates                                                 (2,884,379)          4,471,537             529,255
         Accrued expenses                                                          646,686            (272,596)            582,000
         Deferred liabilities and other payables                                  (329,397)            107,005              87,696
                                                                              ------------        ------------        ------------
           Net cash used in operating activities                                (2,874,304)        (19,247,078)          1,462,498
                                                                              ------------        ------------        ------------

 Investing activities:
      Purchase of software                                                            -                (15,450)               -
      Maturities of short-term investments, net                                  2,750,953           7,625,314         (11,414,751)
      Dividends received from subsidiaries                                       1,500,000                -              2,027,500
                                                                              ------------        ------------        ------------
           Net cash provided by investing activities                             4,250,953           7,609,864          (9,387,251)
                                                                              ------------        ------------        ------------

 Financing activities:
      Repayments on long term debt                                                    -                   -             (2,000,000)
      Issuance of common stock through incentive programs                        3,780,864           1,079,675                -
      Purchase of common stock for treasury                                           -             (6,397,488)               -
      Issuance of common stock through initial public offering                        -                   -             34,595,000
      Issuance of Series B preferred stock                                            -                   -                 79,950
      Conversion of Series B preferred stock                                          -                   -                793,250
      Dividends on common stock                                                 (2,706,167)         (2,097,045)               -
      Dividends on preferred stock                                                    -                   -             (1,198,942)
                                                                              ------------        ------------        ------------
           Net cash provided by (used in) financing activities                   1,074,697          (7,414,858)         32,269,258
                                                                              ------------        ------------        ------------

 Net change in cash and cash equivalents                                         2,451,346         (19,052,072)         24,344,505
 Cash and cash equivalents, beginning of the year                                5,716,696          24,768,768             424,263
                                                                              ------------        ------------        ------------
 Cash and cash equivalents, end of year                                       $  8,168,042        $  5,716,696        $ 24,768,768
                                                                              ============        ============        ============

 Cash paid for:
      Interest                                                                $       -           $       -           $     21,389
      Income taxes                                                            $       -           $       -           $       -
 Supplemental disclosure of cash flow information:
      Accretion of Series A & B preferred stock                               $       -           $       -           $ 13,710,298
      Conversion of Series A & B preferred stock to
       common stock                                                           $       -           $       -           $ 38,572,052

                  CONNING CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - SUBSEQUENT EVENT

     On January 18, 2000, MetLife proposed to acquire all of the Company's outstanding shares of common stock not already controlled by MetLife for $10.50 per share in cash. MetLife acquired a beneficial interest of approximately 61% in the Company as a result of its January 6, 2000 acquisition of GenAmerica. In addition, MetLife will assume the asset management contract for GenAmerica's general account assets, which is currently managed by CAM. As of December 31, 1999, CAM managed approximately $5.8 billion for the GenAmerica general account.

     On January 31, 2000, Conning was served with a complaint purporting to be a shareholder class action that was filed in the Supreme Court of the State of New York, naming the Company and MetLife as co-defendants. The complaint was filed January 19, 2000, and the named plaintiff is Ralph Shive. The complaint alleges that MetLife's proposal to acquire all of the outstanding shares of common stock of Conning not already controlled by MetLife (the "Proposed Transaction") fails to offer a fair price to Conning's shareholders and lacks adequate procedural protections. Additionally, the complaint alleges that the defendants have engaged in acts of self-dealing and breaches of fiduciary duty in connection with the Proposed Transaction. The suit seeks to have the action declared as a proper class action, injunctive relief against the consummation of the Proposed Transaction and, if the Proposed Transaction is consummated, rescission of the transaction, rescissionary and other monetary damages, and reimbursement of fees and costs.

     On January 31, 2000, the same law firm that filed the Shive complaint filed a second suit in the same jurisdiction and with the same allegations and seeking the same relief sought in the Shive action. The second complaint names Carl Hamann as the plaintiff.

     On February 10, 2000, the Company was served with a complaint purporting to be a shareholder class action that was filed in the Circuit Court of the City of St. Louis, Missouri, naming the Company, several of its current and former directors, and MetLife as defendants. The complaint was filed February 2, 2000, and the named plaintiff is Jeffrey R. Moritz. The complaint alleges that the consideration proposed to be paid by MetLife pursuant to the Proposed Transaction is unfair and inadequate. Additionally, the complaint alleges the defendants, individually and as part of a common plan, have breached their fiduciary duties in connection with the Proposed Transaction. The suit seeks to have the action declared as a proper class action, assurances that no conflicts of interest exist among the defendants, injunctive relief against the consummation of the Proposed Transaction, and reimbursement of fees and costs.

     On March 9, 2000, MetLife and the Company entered into a definitive merger agreement providing for the acquisition by MetLife of all of the outstanding shares of the Company not already controlled by MetLife for $12.50 per share in cash. The board of directors of each company approved the merger agreement. The transaction is expected to close during the second quarter of 2000.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Conning Corporation:

We have audited the accompanying consolidated balance sheets of Conning Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Conning Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                               /s/ KPMG LLP

St. Louis, Missouri
March 9, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The name, age, principal occupation or position and other directorships of the directors and executive officers of the Company is as follows:

                                 DIRECTORS

JOHN A. FIBIGER, 67
     Mr. Fibiger has been a director of the Company since June 1997.
Until April 1997, he was Chairman of Transamerica Occidental Life Insurance Company as well as a director of four of its wholly owned life insurance subsidiaries. He is currently a director of two of such subsidiaries - Transamerica Life Company of Canada and Transamerica Life Company of New York. Mr. Fibiger joined Transamerica Life Companies as CFO in 1991. He was named President of Transamerica Occidental Life Insurance Company, one of the seven Transamerica Life Companies, in December 1994. A 38-year veteran of the life insurance industry, Mr. Fibiger was Vice Chairman, President, and Chief Operating Officer of New England Mutual Life Insurance Company in Boston, and held positions with Bankers Life Nebraska (now Ameritas) and Lincoln National Life. A past board member of the Society of Actuaries, Mr. Fibiger was the first chairman of the Interim Actuarial Standards Board and served as President of the American Academy of Actuaries. He is a past member of the Council of the International Actuarial Association.

RICHARD A. LIDDY, 64
     Mr. Liddy has been a director of the Company since November 1996. He is Chairman, President, and Chief Executive Officer of GenAmerica Corporation, and Chairman and Chief Executive Officer of General American Life Insurance Company. He also is Chairman of General American Capital Company, Paragon Life Insurance Company, Reinsurance Group of America, Incorporated, and Security Equity Life Insurance Company. He is a Senior Executive Vice President of MetLife, Inc., a member of the Executive Committee of Metropolitan Life Insurance Company, and is a director of Ameren Corporation, Brown Shoe Company, Energizer Holdings, Inc. and Ralston Purina Company.

ARTHUR C. REEDS, III, 55
     Mr. Reeds has been a director of the Company since July 1998, and served as the Company's Chairman, President, and Chief Executive Officer from September 22, 1999 until his resignation as an officer on March 9, 2000. Mr. Reeds remains Chairman of the Board of

Directors of the Company. From 1968 until his retirement in 1997, he was employed by CIGNA Corporation where he held a series of management positions in the company's asset management and investment operations.
From 1991 to 1997, he served as Chief Investment Officer of CIGNA. He also has served in various consulting assignments focused upon insurance company investments. Mr. Reeds is a member of several professional financial analysts' organizations and serves on the investment committee of several nonprofit organizations.

                            EXECUTIVE OFFICERS

     JAMES L. LIPSCOMB, age 53, is President and Chief Executive Officer of the Company. Mr. Lipscomb assumed the titles of President and Chief Executive Officer effective March 9, 2000, coinciding with the resignation of Arthur
C. Reeds, III, the Company's former President and Chief Executive Officer. Prior to his position with Conning, Mr. Lipscomb was Senior Vice President in charge of the Corporate Planning Department of MetLife. Mr. Lipscomb joined MetLife in 1972. He is a member of a number of professional organizations and serves as Vice Chairman of the executive committee of the Citizens Budget Commission of New York and on the board of directors of the Citizens Housing and Planning Council (New York).

     JOHN B. CLINTON, C.P.C.U., C.P.A., age 44, is Executive Vice President - Private Equity and previously served as a Senior Vice President in the private equity area since 1992. Prior to joining Conning & Company, Mr. Clinton was with KCP Holding Company and its subsidiary, National American Insurance Company of California, where he was CFO and Director. Prior to that position, he was a Vice President of Dillon Read & Co., Inc. and a founding partner of Concord Partners, a private equity fund. He also previously worked for New Court Securities and KPMG LLP.

     MICHAEL D. MCLELLAN, age 43, is Executive Vice President - Mortgage Loans and Real Estate and previously served as a Senior Vice President in the mortgage loan and real estate area with the Company since its formation in 1995. Prior to his position with the Company, Mr. McLellan spent 13 years with General American Investment Management Company and General American
Life Insurance Company, where he held various positions including Vice President of Mortgage Loans and Real Estate. Mr. McLellan is an M.A.I. candidate (Member Appraisal Institute). Mr. McLellan also served as a director of the Company from August 1995 until April 1997.

     THOMAS D. SARGENT, C.F.A., age 41, is Executive Vice President - Research and previously served as a Senior Vice President in the research and publications area since 1993. Prior to joining Conning & Company in 1986, Mr. Sargent was in the commercial lending area at Connecticut Bank & Trust Company.

     PAUL W. KOPSKY, JR., CPA, age 35, has been Senior Vice President of the Company since January 2000. Prior to that he was Vice President and Controller since he joined the Company in 1997. Effective March 15, 2000, Mr. Kopsky was named Chief Financial Officer coinciding with the resignation of Fred M. Schpero, the Company's former Senior Vice

President and Chief Financial Officer. Prior to joining the Company, he spent ten years with KPMG where he specialized in working in the insurance, investment company and health care operations.

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

     From July 1998 to May 1999, the Board of Directors was comprised of Messrs. Richard A. Liddy, Leonard M. Rubenstein, Maurice W. Slayton, John
A. Fibiger, and John C. Shaw. Mr. Slayton resigned as a director effective May 11, 1999. From May 11, 1999 until October 1, 1999, the Board of Directors was comprised of Messrs. Liddy, Rubenstein, Fibiger, Shaw, and Reeds. Mr. Rubenstein resigned from his positions as an officer and director of the Company effective October 1, 1999. Mr. Shaw resigned from the Board of Directors effective January 14, 2000. The Board of Directors met a total of ten times during 1999. Each incumbent director attended at least 75% of meetings of the Board and committees on which he served during 1999.

     The Board of Directors currently has an Audit Committee and a Compensation Committee. The Board of Directors does not have a standing nominating committee. The Audit Committee, of which Messrs. Fibiger, Liddy, Reeds, and Shaw (until his resignation from the Board on January 14,
2000) are members, met three times in 1999. This Committee is responsible for overseeing the integrity and reliability of the Company's accounting and financial reporting practices and the effectiveness of its system of controls. It also recommends a public accounting firm to be retained for
the coming year and reviews the work to be done by such firm.   The
Compensation Committee, which consisted of Messrs. Fibiger, Reeds (until his resignation from the Committee on September 22, 1999, when he became Chairman, President, and Chief Executive Officer), and Shaw (until his resignation from the Board on January 14, 2000), met three times in 1999. The Compensation Committee is responsible for making all compensation decisions relating to executive officers and reviews decisions regarding compensation generally.

DIRECTOR COMPENSATION

     The Company pays each director who is not employed by the Company or an affiliate a $10,000 annual retainer, paid in quarterly installments.
The Company also pays each non-employee director $1,000 for each Board meeting attended in person and $500 for each telephonic Board meeting attended, plus expenses. In addition, the Company pays each non-employee director $750 for each committee meeting attended in person and $375 for each telephonic committee meeting attended, plus expenses. Directors of the Company are also eligible to participate in the Company's 1997 Flexible Stock Plan. In January 2000, the Board of Directors approved a special payment of $25,000 to Mr. Fibiger for his services as the sole member of the Special Committee that was formed to consider the acquisition proposal from MetLife.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

     The following table sets forth the compensation paid to or earned during 1999 by Mr. Reeds, the Chief Executive Officer, and during 1997, 1998 and 1999 for Mr. Rubenstein, who retired as chief executive officer effective October 1, 1999. Messrs. Sargent, Clinton, McLellan and
McDonald became executive officers on April 1, 1998, and their compensation is reported only for 1998 and 1999.

                                       SUMMARY COMPENSATION TABLE
                                                                        LONG-TERM
                               ANNUAL COMPENSATION<F1>               COMPENSATION<F2>
                           -------------------------------    ------------------------------
                                                              RESTRICTED
                                                                STOCK         SECURITIES       ALL OTHER
      NAME AND             FISCAL                               AWARDS    UNDERLYING OPTIONS    COMPEN-
 PRINCIPAL POSITION         YEAR    SALARY<F3>   BONUS<F4>     ($)<F5>        (# SHs)<F6>      SATION<F7>
Arthur C. Reeds, III        1999     $160,542    $  -0-          -0-              -0-           $ 8,027
Chairman, President
 and Chief
 Executive Officer<F8>

Thomas D. Sargent           1999     $193,000    $260,000        -0-              -0-           $13,180
Executive Vice              1998     $193,000    $325,000      $34,986           5,469          $39,436
 President

John B. Clinton             1999     $181,000    $269,000        -0-              -0-           $13,060
Executive Vice              1998     $181,000    $325,000      $31,228           4,883          $31,012
 President

Michael D. McLellan         1999     $175,000    $350,000        -0-              -0-           $15,125
Executive Vice              1998     $155,000    $337,500      $51,840           8,105          $34,960
 President

Donald L. McDonald          1999     $190,000    $250,000        -0-              -0-           $12,900
Executive Vice              1998     $190,000    $300,000      $41,872           6,543          $37,060
 President<F9>

Leonard M. Rubenstein       1999     $213,846       -0-          -0-              -0-           $ 5,422
Retired Chairman,           1998     $278,000    $345,000<F8>  $42,469           6,641          $41,625
 President and              1997     $278,000    $282,000        -0-            59,565          $39,910
 Chief Executive
 Officer<F10>,<F11>

----------

<F1>  All compensation reported reflects compensation for the full fiscal year regardless of when the individual first became an executive officer. Perquisites and other personal benefits are not included, as they do not exceed the lesser of $50,000 and 10% of the total of salary and bonus for any named executive officer.

<F2>  Does not include the award of or distributions with respect to participation interests in private investment funds sponsored by the Company. See "Certain Relationships and Related
      Transactions-Participation in Private Equity Funds."




<F3>  Amounts reported for 1997 and 1998 include amounts deferred at the election of the executive officer under the General American Life Insurance Company Executive Deferred Savings Plan, with respect to Messrs. Rubenstein and McLellan, and the Conning & Company Profit Sharing and 401(k) Savings Plan, with respect to Messrs. Clinton, Sargent, and McDonald. Both of such plans are defined contribution plans. All amounts reported for 1999 represent amounts deferred at the election of the executive officer under the Conning & Company Profit Sharing and 401(k) Savings Plan.

<F4>  Bonuses are for services performed during the applicable fiscal year and generally are paid in the first quarter of the following year.

<F5>  As of December 31, 1999, the number and value of the aggregate restricted stock holdings of each of the named executive officers were as follows: Mr. Sargent, 2,188 shares worth $18,051; Mr. Clinton, 1,953 shares worth $16,112; Mr. McDonald, 2,617 shares worth $21,590; and Mr. McLellan, 3,242 shares worth $26,746. Values are based on the closing price of the Company's Common Stock on December 31, 1999, and the date of grant, as applicable, and do not take into account the restricted nature of the stock.

<F6>  See "- Stock Option Awards."

<F7>  Amounts reported for 1997 and 1998 for Messrs. Rubenstein and
      McLellan represent amounts contributed by the Company to the General American Executive Deferred Savings Plan and Augmented Benefit Plan (defined contribution plans). Amounts reported for 1998 for Messrs. Sargent, Clinton, and McDonald, represent amounts contributed by the Company to the Conning & Company Profit Sharing and 401(k) Savings Plan and Augmented Benefit
      Plan (also defined contribution plans).   All amounts reported
      for 1999 represent amounts contributed by the Company to the Conning & Company Profit Sharing and 401(k) Savings Plan.

<F8>  Mr. Reeds resigned from his positions as President and Chief
      Executive Officer of the Company on March 9, 2000, at which time James L. Lipscomb assumed those positions. Mr. Reeds remains Chairman of the Board of Directors.

<F9>  Mr. McDonald resigned from the Company effective March 14, 2000.

<F10> Mr. Rubenstein will receive certain pension and post-
      retirement health benefits under General American benefit plans. See "Employment Agreements and Other Compensation Arrangements." Although the cost of such benefits was deducted from the bonus paid to Mr. Rubenstein for 1998 and 1997, such cost has not been deducted from the amounts shown above. The actual bonus paid to Mr. Rubenstein for 1998 and 1997 was $306,328 and $245,345, respectively.

<F11> Mr. Rubenstein retired as Chairman, President and Chief
      Executive Officer of the Company effective October 1, 1999, at which time Mr. Reeds assumed those positions.

STOCK OPTION AWARDS

     The Company adopted the 1997 Plan to provide for the award of benefits of various types, including stock options, stock appreciation rights ("SARs"), restricted stock, performance shares, cash awards and other stock-based awards. The Company did not award any such benefits to the named executive officers during 1999. The following table shows information regarding exercises of stock options in 1999 and the number and value of unexercised options held by the named executive officers at December 31, 1999.

                              AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
                              SHARES
                             ACQUIRED
                                ON             VALUE             NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                             EXERCISE         REALIZED          UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS
                                #             ($)<F1>         OPTIONS AT FISCAL YEAR-END            AT FISCAL YEAR-END<F2>
                             --------         --------      -------------------------------    --------------------------------
        NAME                                                EXERCISABLE       UNEXERCISABLE    EXERCISABLE        UNEXERCISABLE
---------------------                                       -----------       -------------    -----------        -------------
Arthur C. Reeds, III               0          $      0            344             4,666          $      0              $0
Thomas D. Sargent                  0          $      0         25,840             5,469          $ 73,000              $0
John B. Clinton                    0          $      0         25,840             4,883          $ 73,000              $0
Michael D. McLellan                0          $      0        105,068            40,014          $202,300              $0
Donald L. McDonald           102,999          $836,486              0             6,543          $      0              $0
Leonard M. Rubenstein        128,000          $381,913              0                 0          $      0              $0

---------------

<F1> Represents the difference between the fair market value of the securities underlying the options and the exercise price.
<F2> Represents the difference between the December 31, 1999 closing price of the Company's Common Stock ($8.25) and the exercise price of the option, multiplied by the number of shares underlying the option.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     Effective October 1, 1999, Mr. Rubenstein retired as Chairman, President and Chief Executive Officer of the Company. In accordance with his retirement, the Company, GenAmerica Corporation, and Mr. Rubenstein entered into a Settlement Agreement, Release, and Waiver (the "Agreement"). The Agreement provides, among other things, for the Company to make salary continuation payments to Mr. Rubenstein until March 16, 2001, a lump-sum payment for Mr. Rubenstein's accrued benefits under GenAmerica's Paid Absence Time program, access to post-retirement group medical and dental insurance, certain early retirement benefits commencing as early as March 16, 2001, and other customary terms and conditions. The Agreement is filed as Exhibit 10.26 to this Form 10-K.

     The Company no longer sponsors a defined benefit plan. Mr. Rubenstein, as a result of his years of service with GenAmerica Corporation, was eligible to continue to participate in the GenAmerica Corporation Performance Pension Plan and Trust - Qualified (a qualified defined benefit plan) and Augmented
(a non-qualified defined benefit plan) (collectively the "Pension Plan"). Retirement benefits under the Pension Plan are based on the participant's final average compensation and credited years of service. Mr. Rubenstein's final average compensation has been predetermined and represents his estimated final average salary and bonus as if he were to remain an officer of GenAmerica Corporation from December 31, 1995 (the date on which his benefits under the qualified plan were frozen) through March 16, 2001. The Agreement provides that Mr. Rubenstein will receive credit for years of service through March 16, 2001. Mr. Rubenstein may begin receiving his benefits from the Pension Plan as early as March 16, 2001, in the amount of $7,677 per month under a life only optional payment form.

     Mr. Rubenstein also participated in the GenAmerica Corporation
Executive Supplemental Retirement Plan ("ESRP"), a non-qualified defined benefit plan. GenAmercia Corporation froze the ESRP effective January 1, 1998. The ESRP is a non-qualified defined benefit. The ESRP benefit normally vests when the Executive attains age 64 and benefits are payable at age 65. Mr. Rubenstein's vesting was accelerated for his ESRP benefit to 100% on March 16, 2001. Mr. Rubenstein may begin his benefit from the ESRP as early as March 16, 2001, in the amount of $2,710 per month under a 15 year certain and life optional payment form.

PERFORMANCE GRAPH

     The following graph compares the cumulative total return on the Company's Common Stock, based on the market price of the Common Stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor's 500 Stock Index and the Russell 2000 Financial Services Index, for the period beginning December 16, 1997 (the date the Company's Common Stock began trading on The Nasdaq Stock Market(R)) and ending December 31, 1999.

                      TOTAL RETURN PERFORMANCE


                         [Performance Graph]

                                                                          PERIOD ENDING
                                           --------------------------------------------------------------------
INDEX                                      12/16/97       12/31/97        6/30/98       12/31/98       12/31/99
---------------------------------------------------------------------------------------------------------------
Conning Corporation                          100.00         113.56         132.75         141.91          57.34
S&P 500                                      100.00         100.31         118.08         128.95         156.09
Russell 2000 Financial Services<F*>          100.00         103.08         102.82          92.92          87.47


<F*> Index Values obtained from Frank Russell Company, Tacoma, WA.


     The indices are included for comparative purposes only. They do not necessarily reflect management's opinion that such indices are appropriate measures of the relative performance of the Company's Common Stock, and they are not intended to forecast or be indicative of future performance of the Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain stock ownership information, as of March 16, 2000, with respect to (i) each person known to the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table, and (iv) all current directors and executive officers as a group.

                                                                                    PERCENT
                                                   AMOUNT AND NATURE OF               OF
             BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP<F1>            CLASS
             ----------------                    ------------------------           -------
GREATER THAN 5% SHAREHOLDER:

Metropolitan Life Insurance Company
   One Madison Avenue
   New York, NY 10010-3690                            8,304,995  <F2>                60.4%

DIRECTORS AND NAMED EXECUTIVE OFFICERS <F3>:
Arthur C. Reeds, III, Chairman                            1,334  <F4>                 <F*>
James L. Lipscomb, President and
   Chief Executive Officer                                   --                        --
John B. Clinton, Executive Vice President               138,070  <F5>                 1.0%
Michael D. McLellan, Executive Vice President           128,510  <F7>                 <F*>
Thomas D. Sargent, Executive Vice President              78,444  <F8>                 <F*>
Paul W. Kopsky, Jr., Senior Vice President                4,106  <F8>                 <F*>
John A. Fibiger, Director                                 3,001  <F9>                 <F*>
Richard A. Liddy, Director                               57,500 <F10>                 <F*>

All directors and executive officers
   as a group (8 persons)                               410,965 <F11>                 2.9%

---------

<F*>  Represents less than one percent.

<F1>  Unless otherwise noted, each person has sole voting and investment power with respect to all shares listed opposite such person's name. Shares issuable upon exercise of a person's exercisable stock options are deemed to be outstanding for purposes of calculating such person's percentage ownership.

<F2>  Shares beneficially owned by GenAmerica Holding Company, a wholly-
      owned subsidiary of General American Life Insurance Company, which is a wholly-owned subsidiary of GenAmerica Corporation, which is a wholly-owned subsidiary of Metropolitan Life Insurance Company.

<F3>  The Stock Ownership table includes stock ownership information for all persons named in the Summary Compensation Table. Effective October 1, 1999, Mr. Rubenstein resigned as an executive officer or director of the Company, but he is named in the Summary Compensation Table in accordance with Securities and Exchange Commission rules.

<F4>  Includes 334 shares of Common Stock subject to stock options that are exercisable within 60 days and 1,000 shares held in a joint account with Mr. Reeds' wife, an account over which he has shared voting and investment power. Mr. Reeds resigned from his positions as President and Chief Executive Officer of the Company on March 9, 2000. Mr. Reeds remains Chairman of the Board of Directors.

<F5>  Includes 25,840 shares of Common Stock subject to stock options that are exercisable within 60 days and 1,953 shares of restricted stock that are subject to forfeiture in accordance with the terms of the specific grant (as to which Mr. Clinton has no investment power).

<F6>  Includes 105,068 shares of Common Stock subject to stock options that are exercisable within 60 days and 3,242 shares of restricted stock that are subject to forfeiture in accordance with the terms of the specific grant (as to which Mr. McLellan has no investment power).

<F7>  Includes 25,840 shares of Common Stock subject to stock options that are exercisable within 60 days and 2,188 shares of restricted stock that are subject to forfeiture in accordance with the terms of the specific grant (as to which Mr. Sargent has no investment power).

<F8>  Includes 1,000 shares of Common Stock subject to stock options that are exercisable within 60 days, 2,031 shares of restricted stock that are subject to forfeiture in accordance with the specific terms of the grant (as to which Mr. Kopsky has no investment power) and 100 shares owned by Mr. Kopsky's children.



<F9>  Includes 15,000 shares of Common Stock subject to stock options that are exercisable within 60 days and 42,500 shares held in a joint account with Mr. Liddy's wife, an account over which he has shared voting and investment power. Mr. Liddy is a member of the Executive Committee of Metropolitan Life Insurance Company and disclaims beneficial ownership of the shares beneficially owned by Metropolitan Life Insurance Company.

<F10> Includes 173,749 shares of Common Stock subject to stock options that are exercisable within 60 days and 9,414 shares of restricted stock that are subject to forfeiture in accordance with the terms of the specific grants (as to which the individuals have no investment power).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and to provide copies of such forms to the Company.

     Based solely on the Company's review of the copies of such forms it has received, or written representations from certain reporting persons, the Company believes that all its directors, executive officers, and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during 1999.

                      COMPENSATION COMMITTEE REPORT
                        ON EXECUTIVE COMPENSATION

     The Company has a Compensation Committee, which was established in October 1998, that is responsible for making all compensation decisions with respect to the Company's executive officers and for approving compensation for all of the Company's other employees. The Compensation Committee is comprised of Messrs. Fibiger, Reeds (until September 22, 1999, when he became Chairman, President, and Chief Executive Officer) and Shaw (until his resignation from the Board January 14, 2000) all of whom were outside directors at the time of their service on the Compensation Committee.

     Decisions regarding salary levels for each year are generally made at the end of the prior year or the beginning of the current year, and decisions regarding bonuses and long-term incentive compensation for each year are generally made at the end of the current year or the beginning of the subsequent year. As a result, the Compensation Committee set 1999 salaries for executive officers in December 1998. Bonuses for executive officers for 1999 were determined by the current Compensation Committee in January 2000. The Compensation Committee did not determine any stock-based awards for executive officers during 1999 (see "Long-Term Incentive Compensation" below).

     This report describes the Company's executive compensation for the fiscal year ended December 31, 1999. As of that date, the Company had six executive officers, including Arthur C. Reeds, III (Chairman, President and
CEO), John B. Clinton, Donald L. McDonald, Michael D. McLellan, Thomas D. Sargent, and Fred M. Schpero (Senior Vice President and CFO), all of whom, with the exception of Arthur C. Reeds, III who served as a director until September 22,

1999, served as executive officers for the entire year. Unless otherwise specified, the term "executive officers" used throughout this report refers to the six persons who were executive officers of the Company as of December 31, 1999.

   OVERVIEW

     The Company's compensation to executive officers and key employees traditionally is comprised of three principal components - salary, cash bonus, and long-term incentive compensation. The Company considers annual and long-term incentive compensation to be important components of total compensation, as the amount and value of an individual's bonus and stock-based awards are significantly dependent upon the Company's financial results and the performance of the Company's stock. The Company believes this approach aligns the interests of management and shareholders and encourages management to focus on the Company's long-term business objectives and growth. The allocation of carried interest participations in the Company's private equity funds similarly aligns the economic interests of fund managers and fund investors.

     Although the Company does not have a specific formula as to the ratio between the various components of executive compensation, as a general rule the greater an individual's responsibility and potential contribution to the Company, the higher the percentage of his total pay that is variable. The Compensation Committee believes that emphasizing performance-based compensation for executive officers reinforces the notion that a potentially significant part of their compensation is "at-risk" and must be earned to be awarded.

   SALARY

     The Company reviews base salaries for executive officers annually, generally during the fourth quarter of the Company's fiscal year. Various factors are considered in evaluating salary levels, including job level, responsibility, knowledge and experience, productivity, personal contributions, the relationship of fixed to variable compensation, and available market survey data.

     In recent years, the Company has increasingly emphasized variable and long-term incentive compensation for executive officers, including the Chief Executive Officer rather than base salaries. In keeping with this philosophy, the Compensation Committee in December 1998 did not increase 1999 salary levels for most of its executive officers, including Mr. Rubenstein. This decision was based primarily on market survey information provided in the fall of 1998 by an independent compensation consultant which indicated that salary levels for the Company's executive officers were at or near median levels as compared to market survey data of competitive positions in the investment and asset management industry.

     Mr. Reeds' salary for 1999 was set by the Compensation Committee at a rate that approximates the annual total cash compensation rate in effect for Mr. Rubenstein prior to his retirement from active service.

   BONUS

     The Compensation Committee generally approves a bonus pool at the end of each fiscal year. Substantially all of the Company's employees, including all of the executive officers, are eligible to participate in the bonus pool. The amount of the pool is based on a percentage of the Company's operating income before "amortization of goodwill and other" and incentive compensation, for the year. The bonus pool percentage increases as operating income exceeds results for prior periods. The Company does not have a written bonus plan.

     The amount of each participant's bonus is based primarily on a subjective determination as to the employee's individual performance and achievements during the year using factors similar to those used in the salary level decisions, as well as objective measures of the performance of the employee's division. Any special contribution to the Company's performance is an additional factor in the individual bonus determination. For the Chief Executive Officer, the Company's overall performance, as measured principally by operating income before "amortization of goodwill and other" and incentive compensation, is primarily used to determine the bonus. Although this general approach is followed in determining each eligible employee's bonus, determination of the amount of each bonus is predominantly discretionary and is not subject to a precise formula.

     In connection with the adoption of a new long-term incentive program in December 1998 (see "Long-Term Incentive Compensation" below), the Compensation Committee enhanced the process for determining bonus awards. The Committee established four general criteria for evaluating individual performance - financial performance, investment performance, franchise enhancement, and people development - which are then tailored for each participant as described above. Specific personal goals generally will be set forth at the beginning of each fiscal year, with attainment of those goals assessed at the end of the year. The Committee is responsible for approving performance goals for the Company's CEO and President. Bonuses for executive officers are determined by the Compensation Committee. Although individual bonus allocations are primarily based on the attainment of personal performance goals, the Company believes the direct tie between the amount of the bonus pool and corporate operating income makes Company performance an integral part of individual bonuses. The Committee consulted with an outside independent compensation consultant to assist in evaluating the Company's bonus program.

     In January 2000, the Compensation Committee approved the amount of the 1999 bonus pool and the individual bonuses payable to all participants, including the executive officers. In determining the amount of executive officers' bonuses, the Compensation Committee took into account the Company's financial performance, including the approximate 3% decrease in operating income before "amortization of goodwill and other", and incentive compensation from 1998 to 1999. The Committee also took into account business group performance and an array of personal performance factors indicated above, without giving specific weight to any single factor. In approving bonuses for employees and executive officers other than the CEO and

President, the Committee based its evaluation of such criteria on management recommendations. The Compensation Committee did not award a bonus to Mr. Reeds.

   LONG-TERM INCENTIVE COMPENSATION

     The Compensation Committee considers long-term incentive compensation
- in the form of restricted stock, stock options, and, in certain cases, private equity fund carried interest participations ("private equity participations") - a significant component of an officer's total compensation package. Not only does such compensation encourage talented employees to remain with the Company, it motivates employees to focus on Company performance, teamwork, and long-term corporate growth strategies. Stock-based awards also serve as an important means of aligning the economic interests of management with the performance of the Company's stock.

          STOCK OPTIONS AND RESTRICTED STOCK. The Company has adopted a 1997 Flexible Stock Plan (the "1997 Plan") that provides for the award of benefits of various types, including stock options, stock appreciation rights, restricted stock, performance shares, and other stock-based awards, as well as cash awards, in order to attract, retain, motivate, and reward officers, employees, directors, and certain other individuals, and to encourage stock ownership by such persons. The 1997 Plan is generally administered by the Company's Compensation Committee, other than for awards to non-employee directors, which are administered by the full Board. The maximum number of shares of Common Stock that may be issued under the 1997 Plan is 2,200,000 shares. Prior to the adoption of the 1997 Plan, the Company had similar plans in place and because of the pending acquisition by MetLife of the outstanding shares of the Company, the Company does not intend to grant any additional options under any of its plans. As of December 31, 1999, the Company has granted restricted stock and options of 3,306,859 shares under all such plans. All options have an exercise price greater than or equal to the market price of the Company's Common Stock on the date of grant. All options granted after the Company's initial public offering in December 1997 have a vesting schedule of between three and five years from the date of grant. The Company did not make any awards of stock options or restricted stock to executive officers during 1999.

          PARTICIPATION IN PRIVATE EQUITY FUNDS. Employees in the Company's Private Equity Group are responsible for managing the assets of four private equity funds sponsored by the Company. The managing general partner of each Fund is generally formed as a limited liability company or limited partnership, with one of the Company's subsidiaries serving as general partner. In addition to management fees, the managing general partner is entitled to receive a carried interest in each fund representing up to approximately 20% of specified gains of the fund as determined under the applicable fund agreement. Traditionally, near the end of each fiscal year or the beginning of the subsequent fiscal year, the head of the Company's Private Equity Group and top management have allocated among certain employees of the Company participation percentages in the managing general partner's carried interest of each of the funds. The allocations are subject to approval of the Company's Compensation Committee. The carried interest paid to the managing general partner, if any, is split among the Company's subsidiary, as general partner, and these employees based on their individual percentage interests. Private equity participations have generally been allocated in five tranches, with each tranche subject to a climbing vesting schedule that varies by fund, generally over a period of up to seven years. Although the Company determines the extent to which an officer may participate in the carried interest paid to a fund's managing general partner, the Company does not determine the amount of actual distributions. The amount of any carried interest for each fund is paid by the fund and is solely dependent upon the performance of the fund. With the exception of Fund I, there have been no distributions of carried interests through December 31, 1999.

     The Company has historically allocated interests to key employees both within the Private Equity Group and outside the group. Generally, two-thirds of the participation percentages are allocated to individuals within the Private Equity Group. The factors used in allocating such interests are substantially the same as those used to determine bonuses, but are significantly weighted based on an individual's level of involvement in the Private Equity Group. The Compensation Committee believes that private equity participations provide an important incentive for members of the Private Equity Group to manage the funds effectively and to stay with the Company. In addition, based on the Company's teamwork philosophy, the Committee believes that senior officers outside the group play a role, both directly and indirectly in terms of their contribution to the Conning organization, which in turn contributes to the success of Conning's private equity funds. The Committee thus views private equity participations as an additional component of long-term incentive compensation, and the amount of an officer's participations are taken into account in determining the relative amount of stock options and restricted stock that the officer is eligible to receive.

     Allocations for Funds I, II, and III are complete, and Funds I and II are closed. As of December 31, 1999, there is one allocation remaining for Fund IV and two allocations remaining for Fund V.

     See "Certain Relationships and Related Transactions - Participation in Private Equity Funds" for more information.

   STOCK OWNERSHIP GUIDELINES

     In connection with the adoption of the Company's long-term incentive program in December 1998, the Compensation Committee established stock ownership guidelines to encourage the Company's senior officers to retain an equity stake in the Company. The guidelines were designed to capitalize on the Company's existing employee stock ownership levels. The minimum value of an officer's stock ownership was based on a multiple of his total cash compensation; for executive officers, the multiple was approximately two times total cash compensation. The guidelines were to be phased in over a period of five years beginning in

December 1998 (or the later date on which an individual becomes a senior officer). Unexercised stock options do not count toward the attainment of stock ownership guidelines.

   SECTION 162(m)

     Section 162(m) of the Internal Revenue Code limits the deductibility for federal income tax purposes of certain executive compensation paid by publicly-held companies. Certain types of compensation are excluded from the limitations. The Company believes the deductibility limitations under
Section 162(m) are not applicable to stock options, restricted stock, and other awards granted under the 1997 Plan or predecessor plans. With respect to other components of compensation, the Company has not taken any action to exclude annual incentive compensation from the limitations on deductibility.

Respectfully Submitted:


COMPENSATION COMMITTEE

     John A. Fibiger



                       COMPENSATION COMMITTEE INTERLOCKS
                           AND INSIDER PARTICIPATION

     Until September 22, 1999, the Compensation Committee was comprised of Messrs. Fibiger, Reeds and Shaw. From September 22, 1999 until January 14, 2000, the Compensation Committee was comprised of Messrs. Fibiger and Shaw. After January 14, 2000, the Compensation Committee consisted of a sole member, Mr. Fibiger.

     None of Messrs. Fibiger, Reeds, or Shaw is or has been an officer or employee of the Company or any of its subsidiaries while serving on the Compensation Committee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TRANSACTIONS WITH GENERAL AMERICAN AND AFFILIATES. Metropolitan Life Insurance Company, a New York life insurance corporation, beneficially owns approximately 61% of the Company's outstanding Common Stock. General American Life Insurance Company, an indirect wholly-owned subsidiary of Metropolitan Life Insurance Company, is a Missouri life insurance company principally engaged in issuing individual and group life and health insurance policies and annuity contracts. The Company's subsidiary, Conning Asset Management Company, acts as the investment adviser for the general and separate accounts of General American and certain of its subsidiaries and affiliates, including the General American Capital Company funds, COVA

Corporation and its subsidiaries ("COVA"), Reinsurance Group of America, Incorporated and certain of its subsidiaries ("RGA"), Paragon Life Insurance Company, General Life Insurance Company, General Life Insurance Company of America, Security Equity Life Insurance Company and the General American Life Insurance Company Pension Plan Trust. Conning also acts as the investment adviser for Security Mutual Life Insurance Company of New York, which has entered into a strategic alliance with General American. Such advisory agreements are generally terminable by the client upon 30 to 90 days notice without penalty. The Company is generally compensated on the basis of fees calculated at a percentage of the value of the assets under management. The fees are billed and payable quarterly in arrears. Investment management fees from these affiliated entities for the year ended December 31, 1999 amounted to $21.6 million.

     General American provides the Company with certain management and administrative services (including legal, employee benefit, payroll, personnel, facilities, and information services) at the Company's request. As consideration for these services, the Company pays General American a monthly fee based on General American's cost, computed in accordance with General American's current cost accounting system. The Company paid General American approximately $9.7 million for administrative services rendered during 1999. The Administrative Services Agreement is terminable by General American on 180 days written notice and by the Company on 90 days written notice.

     Effective July 31, 1996, Conning Asset Management Company entered into a lease agreement with General American for approximately 25,000 square feet of office space located at 700 Market Street, St. Louis, Missouri. The lease has a five-year term, is terminable by the Company upon 30 days notice and calls for annual lease payments to General American of approximately $600,000. The Company also subleases from General American, pursuant to a written sublease, five of its eleven office sites for its various mortgage loan and real estate offices. The terms of the lease and all of the foregoing subleases (collectively, the "Leases") were designed to approximate the cost to General American of owning or leasing such spaces. The Company made rental payments to General American under the Leases of approximately $1.3 million during 1999. The Company believes that the prices and other terms under the Leases are at least as favorable as those prices and terms being offered generally in the same marketplaces by unrelated parties for comparable spaces.

     The Company and General American Mutual Holding Company are parties to a Tax Allocation and Tax Sharing Agreement dated as of June 12, 1997 (the "Tax Agreement"). The Tax Agreement provides, among other things, that the tax liability of the General American Mutual Holding Company federal consolidated tax return group (the "General American Tax Group") during the period that the Company was a member of such group (i.e., from June 12, 1997 to December 19, 1997) will be allocated among the members of the group in proportion to their separately calculated tax liabilities.
In addition, General American Mutual Holding Company will indemnify the Company against any tax liabilities of the General American Tax Group that are not attributable to the Company, and the Company will indemnify General American Mutual Holding Company against any tax liabilities of the Company.

     As of February 5, 1999, General American held unsecured recourse demand notes from certain shareholders of the Company totaling approximately $1.4 million, including $151,864 and $65,000 due from Messrs. Rubenstein and Schpero, respectively. Interest on such notes accrues at 6% per annum and is payable semi-annually beginning in July 1997. Principal payments on such notes are due annually and began in January 1998 in the amount of 25% of the gross bonus earned by the obligor in the immediately preceding year. The loans were paid in full to General American on July 31, 1999.

     Mr. Liddy is Chairman and Chief Executive Officer of General American and is an executive officer and director of certain of General American's affiliates. Mr. Liddy is also a Senior Executive Vice President of MetLife, Inc. and a member of the Executive Committee of Metropolitan Life Insurance Company, and is a director of Ameren Corporation, Brown Shoe Company, Energizer Holdings, Inc. and Ralston Purina Company.

     PARTICIPATION IN PRIVATE EQUITY FUNDS. The Company, directly or indirectly through intermediary partnerships, is the general partner, with a 1% general partner capital interest, of the following private equity funds: Conning Insurance Capital Limited Partnership II and Conning Insurance Capital International Partners II (together, "Fund II"), Conning Insurance Capital Limited Partnership III and Conning Insurance Capital International Partners III (together, "Fund III"), Conning Connecticut Insurance Fund, L.P. ("Fund IV"), and Conning Insurance Capital Limited Partnership V ("Fund V"). At December 31, 1999, the Company's commitment to fund future required capital contributions was approximately $560,000. The Company had established similar relationships with respect to Conning Insurance Capital Limited Partnership and Conning Insurance Capital International Partners (together, "Fund I"), which terminated pursuant to their terms on December 31, 1995. Each Fund has a term of eight to ten years, subject to certain extensions for liquidation purposes. Fund I commenced in December 1985 and is now closed, Fund II commenced in December 1988 and is now closed, Fund III commenced in December 1993, Fund IV commenced in December 1995, and Fund V commenced in August 1997. The Company received investment management fees from the Funds, in the aggregate, of approximately $6.6 million during 1999. The Company is also entitled to a carried interest, or performance fee, in each Fund representing up to approximately 20% of specified gains of the Fund, as determined under the applicable partnership or limited liability company agreement. The Company, through its subsidiary, has committed to Conning Connecticut Investors, L.L.C., a limited liability company of which the Company is the general partner and managing member, up to approximately $4.0 million for purposes of capitalizing the general partner. The amount is payable only in the event of insolvency on the part of Conning Connecticut Investors, L.L.C.

     Certain officers of the Company and its subsidiaries receive participation percentages annually over a five-year period in a portion of the Company's carried interest in the Funds. These participations are subject to a climbing vesting schedule that varies by Fund, generally over a period of up to seven years from the date of receipt of the participation percentage. At the end of the five-year period, the Company's percentage of the carried interest ranges from 25% to 40% of the original amount, depending on the Fund. At December 31, 1999, the percentage interests held by Messrs. Rubenstein, Sargent, Clinton, McLellan, McDonald, and Schpero in the general partner of Fund V were 1.45%, 1.35%, 5.8%, 0.7%, .8%, and .7%, respectively; the percentage interests held by the same individuals in the general partner of Fund IV were 1.50%, 2.2%, 7.8%, .65%, 1.25%, and .9%, respectively; and the percentage interests held by the same individuals in the general partner of Fund III were 1.2%, 4.7%, 9.2%, 0.4%, 1.7%, and .8%, respectively. As of December 31, 1999, determination of participation percentages were complete for Funds I, II and III; Fund IV had one allocation remaining; and Fund V had two allocations remaining. As of December 31, 1999, with the exception of Fund I, there have been no distributions of carried interests and the value, if any, of carried interest participations cannot be readily determined. Distributions of the carried interest from Fund I made to Messrs. Sargent, Clinton, and Schpero totaled $3,638, $5,051, and $632, respectively, during 1999.

     General American and its affiliates other than the Company have committed or invested a total of $30.0 million in four of the Funds. General American and its affiliates may participate in the distributions from the private equity funds on a pro rata basis with other limited partners in the private equity funds. General American and certain of its affiliates, which may include the Company, may invest in new private equity funds in the future as limited partners.

     REGISTRATION RIGHTS. The Company has granted certain rights with respect to the registration of 6,710,000 of the 8,304,995 shares of Common Stock beneficially owned by General American (the "Registrable Securities"). Subject to certain limitations, General American and permitted assignees have the right at any time after December 15, 1998 to require the Company to register the sale of such shares under the Securities Act of 1933 (a "demand registration"). The number of demand registrations is limited to two, each of which must be requested by holders of Registrable Securities representing at least 10% of the outstanding Common Stock and must include at least 10% of the Registrable Securities. The Company is not required to effect more than one demand registration in any twelve-month period. The holders of Registrable Securities also may include such shares in a registered offering of securities by the Company for its own account or the account of any other security holder (a "piggy-back registration"), subject to certain conditions and restrictions. In addition to such demand and piggy-back registration rights, after December 15, 1998, the holders of Registrable Securities representing at least 10% of the outstanding Common Stock may require the Company to file up to two registration statements relating to such Registrable Securities on Form S-3 under the Securities Act of 1933 when such form is available to the Company (a "Form S-3 registration"). A registration on Form S-3 must relate to the offering of securities, including the Registrable Securities, at an aggregate price to the public of at least $5,000,000. The Company is not required to effect more than one such registration on Form S-3 (including any demand registrations registered on Form S-3) in any twelve-month period. The registration expenses of holders of Registrable Securities (other than underwriting discounts and commissions) will be paid by the Company.

                             CONNING CORPORATION



                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM S-K

          (a)    1. FINANCIAL STATEMENTS
                    See Item 8 of this Report


          3.  EXHIBITS  [<F*>denotes filed herewith]
                        [<F**>denotes a management contract or compensatory plan or arrangement]
                        [<Fi> denotes incorporated by reference to the Company's Registration Statement on Form 5-1,
                        File Number 333-35993.]
                        [<Fii> denotes incorporated by reference to the Company's Form 10-K per the year ending December 31, 1997, File Number 0-23183]
                        [<Fiii> denotes incorporated by reference to the Company's Form 10-K per the year ended December
                        31, 1998, File Number 0-23183]
                        [<Fiv> denotes incorporated by reference to the Company's Form 8-K of July 1, 1998, File Number 0-23183]
                        [<Fv> denotes incorporated by reference to the Company's Form 8-K on December 16, 1998, File Number 0-23183]
                        [<Fvi> denotes incorporated by reference to the Company's Form 8-K on March 25, 1999, File
                        Number 0-23183]

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

2.2 Asset Purchase Agreement, dated as of July 1, 1998, by and among Schroder Mortgage Associates, L. P., Schroder Mortgage Company, Inc., Schroder Real Estate Associates, L.P., Norman L. Peck,
          Mark Peskin, M. Leanne Lachman, Gregory A. White and Conning Asset Management Company.<Fiv>

2.3 Asset Purchase Agreement, dated as of December 16, 1998, by and among Conning Corporation, Conning & Company, Conning Asset Management Company, John G. Noddings, Thomas C. Noddings, Edna F. Noddings, Noddings & Associates, Inc. and Noddings Investment Group, Inc. <Fv>

2.4 Asset Purchase Agreement, dated as of March 25, 1999, by and between TCW Advisors, Inc. and Conning Asset Management Company.<Fvi>

3.1       Restated Articles of Incorporation of the Company, as amended <Fii>.

3.2       Bylaws of the Company.<Fi>

4.1       See Exhibit 3.1.

4.2       See Exhibit 3.2.

10.1 Investment Advisory Agreement dated as of May 1, 1995 between General American and CAM relating to General American's general accounts.<Fi>

10.2 Investment Advisory Agreement dated as of July 2, 1990 between General American and CAM relating to General American's separate accounts.<Fi>

10.3 Investment Advisory Agreement dated as of July 23, 1997 between General American Capital Company and CAM.<Fi>

10.4 Lease Agreement dated as of July 31, 1996 between General American and CAM.<Fi>

10.5 Sublease effective as of July 19, 1995 between General American and CAM.<Fi>

10.6 Administrative Services Agreement effective as of August 11, 1995 between the Company and General American (Incorporated by reference to the Company's Registration Statement on Form 5-1, File Number 333-35993, Exhibit 10.6).

                               CONNING CORPORATION

10.7 Tax Sharing Agreement effective as of July 24, 1995 between the Company, CAM and General American.<Fi>

10.8 Amended and Restated Shareholders' Agreement effective as of November 22, 1996 among the Company, General American, General American Holding Company, and the Shareholders and Option Holders of the Company.<Fi>

10.9 Registration Rights Agreement dated as of June 12, 1997 among the Company, General American and General American Holding Company.<Fi>

10.10 Tax Allocation and Tax Sharing Agreement dated as of June 12, 1997 between the Company, Conning, Inc., Conning & Company and Mr. Hansen.<Fi>

10.11 Software License Agreement effective as of January 27, 1996 among CAM, General American and SS&C Technologies, Inc. (formerly Securities, Software & Consulting Inc.).<Fi>

10.12     1995 Flexible Stock Plan.<Fi><F**>

10.13     1996 Flexible Stock Plan.<Fi><F**>

10.14     1997 Flexible Stock Plan.<Fi><F**>

10.15 Form of Incentive Stock Option Award and Terms and Conditions under 1995 Flexible Stock Plan.<Fi><F**>

10.16 Form of Incentive Stock Option Award and Terms and Conditions under 1996 Flexible Stock Plan.<Fi><F**>

10.17 Forms of Non-Qualified Stock Option Awards and Terms and Conditions under 1997 Flexible Stock Plan <Fii><F**>

10.18 Office Lease dated August 22,1989 among Hartford CityPlace L.L.C., Conning, Inc. and Conning & Company, as amended as of June 30, 1997.<Fi>

10.19     Venture Carried Interests Allocation Plan, as amended.<Fi><F**>

10.20 Amended and Restated Limited Partnership Agreement of Conning investment Partners Limited Partnership III, as amended.<Fi><F**>

10.21 Limited Liability Company Agreement of Conning Connecticut Investors, L.L.C.<Fi><F**>

                             CONNING CORPORATION


10.22     Limited Liability Company Agreement of Conning Partners II,
          L.L.C.<Fi><F**>

10.23 Limited Liability Company Agreement of Conning Investment Partners V, L.L.C., dated as of October 31, 1997.<Fi><F**>

10.24 Form of Restricted Stock Award and Terms and Conditions under 1997 Flexible Stock Plan<Fiii>

10.25     Agreement with Maurice W. Slayton dated December 24, 1998<Fiii>

10.26 Settlement Agreement, Release and Waiver dated September 21, 1999, by and among Leonard M. Rubenstein, Conning Corporation and General American Life Insurance Company.<F*>

21.1      Subsidiaries of the Company.<Fi>

23.1<F*>  Consent of KPMG LLP.

24.1<F*> Powers of Attorney for John A. Fibiger, Arthur C. Reeds III, and Richard A. Liddy.

27.1<F*>  Financial Data Schedule


          (b)  Reports on Form 8-K

               On November 10, 1999, the Company filed a Form 8-K describing the arrangement that may result in a change in control of GenAmerica Corporation, the beneficial owner of approximately 61% of the shares of outstanding common stock of the Company.

                           CONNING CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duty caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CONNING CORPORATION

                                   By:     /s/ JAMES L. LIPSCOMB
                                       -------------------------------
                                             James L. Lipscomb
                                       President and Chief Executive
                                                 Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dales indicated.

           Name                                 Title                              Date
     /s/ JOHN A. FIBIGER<F*>       Director                                        March 17, 2000
--------------------------------
         John A. Fibiger

    /s/ RICHARD A. LIDDY<F*>       Director                                        March 17, 2000
--------------------------------
        Richard A. Liddy

  /s/ ARTHUR C. REEDS, III<F*>     Chairman of the Board and Director              March 17, 2000
--------------------------------
      Arthur C. Reeds, III

     /s/ JAMES L. LIPSCOMB         President and Chief Executive Officer           March 17, 2000
--------------------------------   (Principal Executive Officer)
       James L. Lipscomb

     /s/ PAUL W. KOPSKY, JR.       Senior Vice President and Chief Financial       March 17, 2000
--------------------------------   Officer (Principal Financial and Accounting
       Paul W. Kopsky, Jr.         Officer)


<F*>By: /s/ PAUL W. KOPSKY, JR.    Attorney-in-Fact
--------------------------------
      Paul W. Kopsky, Jr.

                          CONNING CORPORATION



                             EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION


10.26 Settlement Agreement, Release and Waiver dated September 21, 1999, by and among Leonard M. Rubenstein, Conning Corporation and General American Life Insurance Company.

23.1      Consent of KPMG LLP.

24.1 Powers of Attorney for John A. Fibiger, Arthur C. Reeds III, and Richard A. Liddy.

27.1      Financial Data Schedule.

                       APPENDIX

Page 65 of the printed 10-K contains a Total Return Performance Graph. The information plotted in the graph appears in the table immediately following the graph.